Form 10QSB
period 1995-09-30
HARRIER INC
filed 1995-11-13
CIK 789847

--------------------------------------------------------------------------------
                      U.S. SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB
                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



  FOR QUARTER ENDED: SEPTEMBER 30, 1995           COMMISSION FILE NUMBER:1-9925
                     ------------------                                  ------

                                  HARRIER, INC.
                                  -------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                  87-0427731
          --------                                  ----------
 (State or Other Jurisdiction of                 (I.R.S. Employer
 Incorporation or Organization)                 Identification No.)


2200 Pacific Coast Highway, Suite 301, Hermosa Beach, California        90254
----------------------------------------------------------------        -----
           (Address of Principal Executive Offices)                   (Zip Code)



                                 Not Applicable
   -------------------------------------------------------------------------
   Former Name, Former Address and Former Fiscal Year (If Changed Since Last Report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

As of November 10, 1995 the Registrant had 11,683,795 shares of its common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format: Yes  X   No    .
                                                   ---     ---

--------------------------------------------------------------------------------
                   Page 1 of 14 consecutively numbered pages.

                                     PART 1
                              FINANCIAL INFORMATION

--------------------------------------------------------------------------------
              ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB

--------------------------------------------------------------------------------

Harrier, Inc. (the "Registrant") files herewith the unaudited condensed consolidated balance sheets of the Registrant and its subsidiaries as of September 30, 1995 and June 30, 1995 (the Registrant's most recent fiscal year end), and the related unaudited condensed consolidated statements of operations for the three months ended September 30, 1995 and 1994, and statements of cash flows for the three months ended September 30, 1995 and 1994, together with the unaudited condensed notes thereto. In the opinion of management of the Registrant, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to present fairly the financial condition of the Registrant for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Registrant and the notes thereto included in the annual report of the Registrant on Form 10-KSB for the year ended June 30, 1995 on file with the Securities and Exchange Commission on October 25, 1995 is hereby incorporated by reference.

                                  HARRIER, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                     ASSETS


                                                          September 31,         June 30,
                                                              1995                1995
                                                         --------------      --------------
CURRENT ASSETS:
     Cash and cash equivalents                           $     250,061       $     494,068
     Accounts receivable trade - net                            36,409              33,641
     Amount receivable from assets held for sale                17,500              17,500
     Amounts receivable from joint venture and
       development agreement, current                            8,115              42,795
     Related party receivable                                   61,716              85,885
     Inventory                                                 145,067             169,666
     Other current assets                                        6,943              14,102
                                                           -----------       -------------
           Total Current Assets                                525,811             857,657
                                                           -----------       -------------
PROPERTY AND EQUIPMENT, net                                      7,670               9,109
                                                           -----------       -------------
Investments, net                                               244,164             244,164
Intangible assets                                              180,057             184,648

           Total Assets                                  $     957,702     $     1,295,578
                                                           -----------       -------------
                                                           -----------       -------------

                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses               $     529,619       $     553,516

           Total Current Liabilities                           529,619             553,516
                                                           -----------         -----------

STOCKHOLDERS' EQUITY:
     Common Stock                                               11,684              11,684
     Additional paid-in capital                             15,013,577          15,013,577
     Accumulated deficit                                   (14,559,497)        (14,245,547)
     Cumulative translation adjustment                         (37,681)            (37,652)
                                                           -----------       -------------
           Total Stockholders' Equity                          428,083             742,062
                                                           -----------       -------------
           Total liabilities and
           stockholders' equity                          $     957,702     $     1,295,578
                                                           -----------       -------------
                                                           -----------       -------------


NOTE: The balance sheet at June 30, 1995 has been taken from the audited financial statements at that date and condensed.
                The accompanying notes are an integral part
                 of these unaudited financial statements.
                                    3

                                  HARRIER, INC.
                             CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                        For the Three Months Ended
                                                               September 30,
                                                     ------------------------------------
                                                            1995                1994
                                                     ---------------     ----------------
SALES                                                $     36,610        $     51,465
COST OF SALES                                              37,635              35,634
                                                      -----------         -----------
GROSS PROFIT                                               (1,025)             15,831
                                                      -----------         -----------
EXPENSES:
   General and administrative                             109,645              72,997
   Amortization and depreciation                            7,384               8,350
   Consulting and management compensation                       0               4,053
   Salaries and related expenses                          101,278              94,376
   Research and development                               105,357               6,050
                                                      -----------         -----------
        Total Expenses                                    323,664             185,826
                                                      -----------         -----------
LOSS FROM OPERATIONS                                     (324,689)           (169,995)
                                                      -----------         -----------
OTHER INCOME (EXPENSE):
   Collaborative income                                     5,000              15,000
   Royalty income                                          12,950                   0
   Foreign exchange gain (loss)                                 0                 938
   Interest income                                          5,039                 828
   Gain on sale of marketable securities                        0              43,200
                                                      -----------         -----------
        Total Other Income (Expense)                       22,989              59,966
                                                      -----------         -----------
        Income (loss) from continuing operations before
         provision for income taxes                      (301,700)           (110,029)

Provision for income taxes                                (12,250)               (800)
                                                      -----------         -----------

        Net income (loss)                                (313,950)           (110,829)
                                                      -----------         -----------
                                                      -----------         -----------
Net income (loss) per common share                   $      (0.03)       $      (0.01)
                                                      -----------         -----------
                                                      -----------         -----------



                   The accompanying notes are an integral part
         of these unaudited condensed consolidated financial statements.
                                        4

                                  HARRIER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              For the Three Months Ended
                                                                     September 30,,
                                                       -----------------------------------------
                                                                1995                1994
                                                       -----------------------------------------
Cash Flows from (used for) Operating Activities:
 Net Loss                                               $     (313,950)     $     (110,829)
                                                         -------------       -------------
 Adjustments to reconcile net income to net cash
  used by operating activities:
   Depreciation and amortization                                 7,384               8,350

   Changes in assets and liabilities:
    Accounts receivable                                         (2,768)             13,244
    Related party receivable                                    24,169                (346)
    Receivable from joint venture                               34,680                   0
    Inventory                                                   24,599              28,402
    Other current assets                                         7,172              (5,346)
    Accounts payable and accrued expenses                      (23,897)            (61,182)
                                                         -------------       -------------
        Total Adjustments                                       71,339             (16,878)
                                                         -------------       -------------
        Cash Used by Operating Activities               $     (242,611)     $     (127,707)
                                                         -------------       -------------
Cash Flows from Investing Activities:
 Payment for property and equipment                                (58)               (875)
 Increase in patent costs                                       (1,339)               (170)

        Cash used by Investing Activities               $       (1,397)     $       (1,045)
                                                         -------------       -------------
Cash Flows from Financing Activities:
 Issuance of common stock                                            0              48,198

        Net Cash Flows Provided by
        Financing Activities                            $            0      $       48,198
                                                         -------------       -------------

 Effect of Exchange Rate Changes on Cash                $            0      $         (259)
                                                         -------------       -------------

 Net Increase in Cash and Cash Equivalents                    (244,008)            (80,813)

 Cash and Cash Equivalents at Beginning of Period              494,069             140,517
                                                         -------------       -------------
 Cash and Cash Equivalents at End of Period             $      250,061      $       59,704
                                                         -------------       -------------
                                                         -------------       -------------


                   The accompanying notes are an integral part
         of these unaudited condensed consolidated financial statements
                                5

                                  HARRIER, INC.
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                    UNAUDITED


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Registrant without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1995, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's June 30, 1995 audited financial statements. The results of operations for the three months ended September 30, 1995 and 1994 are not necessarily indicative of the operating results for the full year.


NOTE 2 - INVENTORIES

             Inventories at September 30, 1995  and June 30, 1995 consist of:

                                      September 30, 1995         June 30, 1995
                                      ------------------         -------------
Finished Goods                            $145,067                  $169,666

--------------------------------------------------------------------------------
                 ITEM 2. MANAGEMENTS DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

GENERAL:

Harrier, Inc. (the "Company"), a Delaware corporation organized in 1985, is engaged in the discovery, development and sale of selected products and technologies in the health, fitness and medical markets. The Company works with qualified technical and medical professionals and often shares development and marketing costs with joint venture or strategic partners. At various stages of development the Company may license these products and technologies in return for an initial payment and/or continuing royalty, undertake to market the products directly or, when warranted, discontinue development entirely. One product, The Bioptron-Registered Trademark- Lamp (the "Lamp"), is currently being marketed to the pain relief and skin care markets. Another product, the Calorimeter, is in the late developmental stage. Products resulting from the application of the Company's proprietary Biochemical Technologies (GLYCOSYLATED Molecules) are in various stages of development. No assurance can be given that any of the Company's products or technologies under development will be commercially successful. For the quarter ended September, 1995, Lamp sales accounted for 100% of the Company's operating revenues.

Management is focusing its resources on completing development of its Calorimeter and preparations to launch it into the health and fitness market. Management is also transferring its Bioptron Lamp inventory, sales and fulfillment operations to its jointly-owned Limited Liability Corporation, DermaRay International (see "Naturade Joint Venture"). With respect to its Biochemical Technologies, the Company's strategy is to seek corporate partners to finalize development and commercialization of products currently under development. The Company anticipates that its future sales in this area will be predominantly through license agreements, joint ventures and fee-for-service glycosylation work for pharmaceutical concerns. Pursuant to this strategy, the Company entered into a joint drug discovery and development program with American Diagnostica Inc. ("ADI"), of Greenwich, Connecticut, in May 1993 under which ADI financed development and testing of certain new synthetic drugs using the Company's proprietary GLYCOSYLATION processes. The joint drug development and discovery agreement with ADI was terminated in August 1995.


     PRODUCTS AND TECHNOLOGIES

BIOPTRON-Registered Trademark- LAMP

The Lamp utilizes linearly polarized incoherent light of specific wavelength distribution and power density. Independent biological and clinical studies have confirmed both a biostimulative effect on cells and beneficial results in general skin care from use of the Lamp. The spectral distribution includes infrared wavelengths which allow the light from the Lamp to reach underlying tissues during treatment. The Lamp emits no ultraviolet light.

The consumer model, "B1" Lamp, is a small, hand-held device that directs polarized light of a yellow shade on the treatment area. The second model, designated "Bioptron 2" or "B2", is a larger lamp designed to be used in hospitals, doctors' offices and professional skin care centers.

A new lower cost Bioptron "Compact" model that features a modified power supply and different packaging will be assembled in the United States beginning this year.

The U.S. Federal Drug Administration's ("FDA") Radiological Device Division has granted the Lamp "substantial equivalence" status under Section 510(k) of the Food, Drug and Cosmetic Act, providing that medical claims for pain relief made for similar infrared devices are applicable to the Lamp. Although this regulatory status is still favorable to the Company, there can be no assurance that such regulatory approval will be maintained in the future or that additional approvals will be received.

     NATURADE JOINT VENTURE

On November 29, 1994 the Company agreed to form the DermaRay International Limited Liability Corporation ("LLC"), a manufacturing and marketing joint venture with Naturade, Inc., a 61-year old manufacturer and supplier of health and beauty products. The objective of this joint venture is to develop and sell unique pain relief and skin care systems centered around the use of the Lamp which has proven efficacious in these applications. Naturade is developing additional products to include in the system such as pain relief gels and rubs along with a number of skin enhancement products to complement the lamp for that particular application. Both companies have agreed to contribute common stock, cash or loans as working capital for the joint venture. For its 50% equity ownership interest, Naturade is contributing 100,000 shares of its restricted common stock currently trading at approximately $2.50 per share in the OTC market, along with 24 months of unburdened corporate contribution such as management, administration and warehouse facilities (10,000 square feet) for assembly, inventory and distribution. In addition, both companies will be contributing certain manufacturing and distribution rights to proprietary devices and formulations that will be sold under various trademarks including Bioptron-Registered Trademark- and DermaRay-TM-. The LLC plans to market the Company's current inventory of B1 lamps for pain relief and assemble new Bioptron Compact lamps for delivery to customers in the first half of 1995.

     CURRENT OPERATIONS IN THE UNITED STATES

The Company owns the exclusive distribution rights to the Lamp in the western hemisphere where its marketing strategy is focused primarily on selling the Lamp in the pain relief market. The Company is utilizing its current FDA 510(k) certification in its own direct selling efforts to penetrate the consumer pain relief, physician and chiropractic markets. At the same time it is transferring the existing business into the newly formed LLC where there are greater resources to manufacture, inventory, sell, fulfill and service customers in both the medical and consumer markets. To this end, the Company, in conjunction with the LLC, is implementing a direct selling and mass merchandising program which includes telemarketing, direct mailing, infomercials, and promotional videos. Initial orders have already been received from one of Naturade's existing distributors and plans to assemble and supply the first 1000 (assembled in the United Sates) Compact units along with complementary skin care products are planned for late June. No estimate can be made at this time regarding the number of Lamps and skin care or pain relief products that will be sold as a result of this joint effort.


BIOCHEMICAL TECHNOLOGIES

The Company has a number of biochemical technologies under development. One technology, a synthetic process called GLYCOSYLATION, may improve the manufacturing and effectiveness of various physiologics and pharmaceuticals. GLYCOSYLATION, a scientific term used to describe such a chemical attachment of sugar molecules, is considered to be one of the most important reactions used by the pharmaceutical industry. In many cases, however, compounds with significant potential are unable to withstand the high temperatures and acidic conditions of standard GLYCOSYLATION procedures. As such procedures cannot be modified to overcome these limitations, development of milder methods of GLYCOSYLATION have been the subject of intense investigation in both industry and academia during the past several decades.

The Company owns exclusive proprietary rights to a new method of GLYCOSYLATION which it believes may enhance the effectiveness of current drugs and allow for the creation of new drugs not previously achievable through standard procedures. These potential drug categories include anti-fungal drugs, cholesterol-lowering agents, antibiotics, anti-neoplastics and drugs targeted towards the treatment of central nervous system disorders ("CNS"). The Company's GLYCOSYLATION process continues to be evaluated at the University of Michigan's Department of Chemistry under a number of past and present research agreements entered into from October 1991 through the present. Current research programs are ongoing and paid for by the Company. The Company's method of GLYCOSYLATION appears to have several distinct advantages over standard methods of GLYCOSYLATION. In addition to its extreme mildness, the process is rapid, produces high yields, and is relatively inexpensive. The Company believes it is suitable for industrial purposes and can be applied to various sizes and types of starting compounds. Using the Company's GLYCOSYLATION process, several categories of compounds, previously considered difficult or impossible to perform with other methods, have been successfully modified. The Company believes that the commercial value of its technology is derived from its ability to GLYCOSYLATE complex chemical structures. The Company is actively pursuing the development of those molecules as new pharmacological agents.

     BIOLOGICAL AND BIOCHEMICAL STUDIES

The Company is developing its biochemical technologies (GLYCOSYLATED molecules) at several research institutions, including the University of Michigan in Ann Arbor and The Institute for Drug Development at the University of Texas Health Science Center in San Antonio, Texas ("IDD"). Directed and sponsored by the Company, these projects focus on all aspects of drug development. These efforts include identification and synthesis of new proprietary compounds, detailed chemical analysis of these compounds, IN VITRO and IN VIVO biological testing, and applications for patent protection. In addition, the Company signed a third research and development agreement last June with the University of Michigan to GLYCOSYLATE commercial drugs and molecules currently under development in order to minimize nephrotoxicity and other problems due to insolubility. Since that time a number of anti-cancer and/or anti-infective compounds with a number of highly sensitive functional groups have been successfully GLYCOSYLATED.

The Company is currently conducting preclinical studies on two distinct groups of glycosylated molecules. One group, the anticancer or "HAR" series, was evaluated IN VITRO and IN VIVO at Institute for Drug Development, San Antonio, Texas for the treatment of various forms of cancer including breast, leukemia and melanoma. Four analogs were advanced to IN VIVO screens. Further IN VIVO work is required in order to fully characterize their pharmacokinetics and metabolism. Another series of glycosylated analogs, the WUY series (anti-fungal compounds), has proven to be both soluble and highly active IN VITRO. Large scale IN VITRO screens for specific fungicidal activity were completed last quarter.

The HAR series comprises the first compounds created through the Company's patented glycosylation technologies to be screened IN VIVO. A novel series of anti-cancer compounds were synthesized by the Company and four analogs, HAR 4,5,6 and 7, were initially evaluated against three experimental tumor models. These models included murine P388 Leukemia and B16 melanoma, and the MX-1 human breast tumor xenografts. The four agents demonstrated high, curative activity in all three models. No analog was superior in all three tumor systems and potency differences were noted among the compounds. There was evidence, based in IN VITRO and IN VIVO results, that these unique compounds are acting as both pro-drugs and intrinsically active compounds. One candidate, HAR 7, was then tested against SK-MES and MV522 Human Lung Tumor xenograft and DU-145 and PC-3 Human Prostate Tumor xenografts implanted in mice. The results again showed the HAR 7 compound to be highly active in these tumor models and significantly more active than the positive control on a multiple and especially single-dose schedule. The selection process of one or more of the HAR compounds as drug candidates for human testing is ongoing. Submission of an IND is planned for later next year.


METABOLIC GAS EXCHANGE MONITOR-TM- ("CALORIMETER")

The Company owns the non-medical rights to manufacture and market a unique hand-held device designed to provide precise measurement of metabolic rate and daily caloric expenditure called the LifeTech-TM- Calorimeter ("Calorimeter"). These rights include the health and fitness, nutritional and broad consumer applications worldwide or applications outside the hospital environment. The Calorimeter is designed to measure human consumption of oxygen and caloric requirements safely, accurately, and inexpensively without specialized training or administration.

Weight loss and fitness are daily preoccupations for over one-third of the American population and accounts for billions of dollars in personal expenditures annually. The majority of these expenditures are focused on losing weight by consuming fewer calories and/or burning more calories by exercising. Interestingly, dieting and exercise are performed by individuals on a daily basis without knowing how many calories have been expended. While it is easy to determine the number of calories eaten per day, the number of calories burned (also called "caloric expenditure") is usually not known. Some of the more sophisticated weight-loss programs use tables and nomagrams to estimate caloric expenditure, but these methods are not completely accurate.

For the past decade, precise measurements of caloric expenditure have been used to guide intravenous nutrition for critically-ill patients. These measurement devices, called calorimeters, consist of large instruments which cost between $10,000 and $60,000. Their cost and complexity have precluded their use outside of the hospital setting. The Calorimeter could accomplish in a small hand-held consumer device what a far more costly piece of hospital equipment provides in intensive care units. The ability to measure direct caloric consumption should provide a number of opportunities in the weight loss and health and fitness markets and be suitable for the direct-to-consumer market through various distribution channels, including infomercials.

Historically, caloric expenditure has been estimated through the use of tables and nomograms that predict basal energy requirements based upon sex, age, height, and weight. Since the accuracy of these estimates was poor, particularly in a hospital setting, direct measurement of the metabolic rate became essential in determining nutritional requirements and other medical parameters.

The Calorimeter product package is expected to include a hand-held microprocessor (about the size of a calculator), a digital sensor attached by cable, and a single-use, disposable breathing circuit. The device will be completely portable and easy-to-use by an untrained person. A compact, disposable breathing circuit of proprietary design will offer a convenient means for routinely using the device. The Calorimeter (microprocessor and digital flow sensor) is expected to retail between $100-$125.

The Company has entered into a prototype development agreement with Medical Graphics, Inc., a U.S. cardiovascular device developer and manufacturer to utilize their proprietary flow-sensor technology for the Calorimeter. The accuracy and functionality of the flowmeter has recently been established and will be part of the protototype device now being assembled. There can be no assurance as to the timing of the Calorimeter prototype's completion nor to the finalization of any licensing terms or to the Company's ability to successfully market the device. The Company is also engaged in discussions to license the Calorimeter manufacturing and marketing rights to a German company for European territories.

RESULTS OF OPERATIONS
---------------------

Sales for the quarter ended September 30, 1995 decreased $14,855 from those of the quarter ended September 30, 1994. Cost of Sales for the 1995 period increased $2,001 over those of the corresponding 1994 quarter, resulting in a negative gross profit of $1,025. Off-setting the negative gross profit is Royalty income (See line item in Other Income) of $12,950 representing income earned on Lamps sold during the quarter at a rate of $70 per Lamp.

Operating expenses for the three months ended September 30, 1995 increased $36,648 primarily due to additional costs relating to licensing possibilities for HAR7 for a pharmaceutical consultant and employee travel. All other General and Administrative and Salary related expenses remained relatively constant.

Research and Development expenses were significantly higher for the September 1995 quarter as compared to the same quarter of 1994 due to continuing obligations from the terminated joint venture with ADI which the Company has assumed. The Company hopes to recover these expenses through either a settlement with ADI or a license agreement with a pharameutical company. However, no assurance can be given that these transactions will be achieved.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of September 30, 1995 the Company had current assets of $525,811 and current liabilities of $529,619 resulting in negative working capital of $3,808. Of the total assets at that date, $250,061 was in cash, $123,740 was in receivables, $145,067 was in inventory and $6,943 was in other assets.

The Company believes that current working capital, pending private placement funding and possible license agreements will provide sufficient funds to finance its operations for the next 12 months. However, no assurance can be given that these transactions will be successfully concluded. External funding will be required over the longer term for ongoing research and development of both the Calorimeter and the biochemical technologies.

                                     PART II
                                OTHER INFORMATION


--------------------------------------------------------------------------------

                            ITEM 1. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

In October 1995, American Diagnostica, Inc. ("ADI") filed a lawsuit against the Company relating to the August 1995 termination of a research and development agreement. The Company has been granted an extension of time in which to respond and is presently considering the appropriate actions to take. The matter is currently pending in the United States District Court, District of Connecticut, Case Number 395CV01776 and ADI is claiming damages in an unspecified amount.

The Company terminated the research and development agreement with ADI because of ADI's stated inability to perform its obligations under the agreement and its actual failure to meet certain financial obligations under the agreement.


--------------------------------------------------------------------------------

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(A) EXHIBITS

    (27) Financial Data Schedule (included in the EDGAR filing only)

(B) NONE

                                   SIGNATURES

          In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                HARRIER, INC.


Dated: November 14, 1995             By   /s/Kevin DeVito
                                          ----------------------------
                                          Kevin DeVito - President


                                          /s/Candace M. Beaver
                                          ----------------------------
                                          Candace M. Beaver
                                          Chief Financial Officer/Secretary