Form 10QSB
period 1995-12-31
HARRIER INC
filed 1996-03-15
CIK 789847

-------------------------------------------------------------------------------
                      U.S. SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



For Quarter Ended: December 31, 1995           Commission File Number:1-9925
                   -----------------                                  ------


                                  HARRIER, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                          87-0427731
          --------                                          ----------
(State or Other Jurisdiction of                          (I.R.S. Employer
 Incorporation or Organization)                          Identification No.)


2200 Pacific Coast Highway, Suite 301, Hermosa Beach, California       90254
----------------------------------------------------------------       -----
              (Address of Principal Executive Offices)               (Zip Code)



                                 Not Applicable
               --------------------------------------------------
               Former Name, Former Address and Former Fiscal Year
                          (If Changed Since Last Report)

Check  whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes  X    No
    -----    -----
As of March 13, 1996 the Registrant had 11,732,923 shares of its common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format: Yes  X   No    .
                                                  -----   -----

--------------------------------------------------------------------------------
                   Page 1 of 13 consecutively numbered pages.

                                     PART 1
                              FINANCIAL INFORMATION


--------------------------------------------------------------------------------
              ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB
--------------------------------------------------------------------------------


Harrier, Inc. (the "Registrant") files herewith the unaudited condensed consolidated balance sheets of the Registrant and its subsidiaries as of December 31, 1995 and June 30, 1995 (the Registrant's most recent fiscal year end), and the related unaudited condensed consolidated statements of operations for the three and six months ended December 31, 1995 and 1994, and statements of cash flows for the six months ended December 31, 1995 and 1994, together with the unaudited condensed notes thereto. In the opinion of management of the Registrant, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to present fairly the financial condition of the Registrant for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Registrant and the notes thereto included in the annual report of the Registrant on Form 10-KSB for the year ended June 30, 1995 on file with the Securities and Exchange Commission on October 25, 1995 is hereby incorporated by reference.

                                  HARRIER, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                   ASSETS

                                                          December 31,               June 30,
                                                              1995                     1995
                                                        --------------      --------------------------
CURRENT ASSETS:
     Cash and cash equivalents                          $      108,793      $                 494,068
     Accounts receivable trade - net                            39,742                         33,641
     Amount receivable from assets held for sale                17,500                         17,500
     Amounts receivable from joint venture and
       development agreement, current                            8,115                         42,795
     Related party receivable                                   61,865                         85,885
     Inventory                                                 138,704                        169,666
     Other current assets                                        6,933                         14,102
                                                        --------------      --------------------------

            Total Current Assets                               381,652                        857,657
                                                        --------------      --------------------------

PROPERTY AND EQUIPMENT, net                                      6,215                          9,109
                                                        --------------      --------------------------

Investments, net                                               244,164                        244,164
Intangible assets                                              174,128                        184,648

            Total Assets                                $      806,159      $               1,295,578
                                                        --------------      --------------------------
                                                        --------------      --------------------------



                                LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses              $      557,098      $                 553,516

            Total Current Liabilities                          557,098                        553,516
                                                        --------------      --------------------------


STOCKHOLDERS' EQUITY:
     Common Stock                                               11,724                         11,684
     Additional paid-in capital                             15,021,635                     15,013,577
     Accumulated deficit                                   (14,746,617)                   (14,245,547)
     Cumulative translation adjustment                         (37,681)                       (37,652)
                                                        --------------      --------------------------

            Total Stockholders' Equity                         249,061                        742,062
                                                        --------------      --------------------------

            Total liabilities and
            stockholders' equity                        $      806,159      $               1,295,578
                                                        --------------      --------------------------
                                                        --------------      --------------------------


   NOTE: The balance sheet at June 30, 1995 has been taken from the auditited financial statements at that date and condensed.
         The accompanying notes are an integral part of these unaudited financial statements.

                                  HARRIER, INC.
                             CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                       For the Three Months Ended   For the Six Months Ended
                                                               December 31,                December 31,
                                                       --------------------------   -------------------------
                                                           1995       1994             1995       1994
                                                       --------------------------   -------------------------
SALES                                                  $   10,698  $  63,973        $  47,307  $ 115,438
COST OF SALES                                               7,690     44,188           45,325     79,822
                                                         --------   --------         --------   --------
GROSS PROFIT                                                3,008     19,785            1,982     35,616
                                                         --------   --------         --------   --------
EXPENSES:
   General and administrative                             100,522    105,267          210,164    178,264
   Amortization and depreciation                            7,384      8,179           14,769     16,529
   Consulting and management compensation                       0          0                0      4,053
   Salaries and related expenses                          106,424     87,658          207,701    182,034
   Research and development                                75,048        897          180,406      6,947
                                                         --------   --------         --------    -------
       Total Expenses                                     289,378    202,001          613,040    387,827
                                                         --------   --------         --------    -------
LOSS FROM OPERATIONS                                     (286,370)  (182,216)        (611,058)  (352,211)
                                                         --------   --------         --------   --------
OTHER INCOME (EXPENSE):
   Collaborative income                                    41,651     16,392           46,651     31,392
   Royalty income                                           1,260          0           14,210          0
   Foreign exchange gain (loss)                                 0          0                0        938
   Interest income                                          2,308        919            7,347      1,747
   Gain on sale of marketable securities                        0          0                0     43,200
                                                         --------   --------         --------    -------
       Total Other Income (Expense)                        45,219     17,311           68,208     77,277
                                                         --------   --------         --------    -------
       Income (loss) from continuing operations
       before provision for income taxes                 (241,151)  (164,905)        (542,850)  (274,934)

Provision for income taxes                                 54,031          0           41,781       (800)
                                                         --------   --------         --------   --------

       Net income (loss)                                 (187,120)  (164,905)        (501,069)  (275,734)
                                                         --------   --------         --------   --------
                                                         --------   --------         --------   --------

Net income (loss) per common share                     $    (0.02) $   (0.02)       $   (0.04) $   (0.03)
                                                         --------   --------         --------   --------
                                                         --------   --------         --------   --------


                   The accompanying notes are an integral part
              of these unaudited condensed consolidated financial

                                  HARRIER, INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF CA
                                   (UNAUDITED)


                                                       For the Six Months Ended
                                                              December 31,
                                                       ------------------------
                                                           1995         1994
                                                        ---------   ----------
Cash Flows from (used for) Operating Activities:
   Net Loss                                             $(501,069)  $ (275,734)
                                                        ---------   ----------

   Adjustments to reconcile net income to net cash
    used by operating activities:
       Depreciation and amortization                       14,769       16,529

       Changes in assets and liabilities:
          Accounts receivable                              (6,101)      71,760
          Related party  receivable                        24,020       (1,305)
          Receivable from joint venture                    34,680            0
          Inventory                                        30,962       72,783
          Other current assets                              7,169       18,794
          Accounts payable and accrued expenses             3,466      (93,581)
                                                        ---------   ----------


               Total Adjustments                          108,965       84,980
                                                        ---------   ----------

               Cash Used by Operating Activities        $(392,104)  $ (190,754)
                                                        ---------   ----------

Cash Flows from Investing Activities:
   Payment for investment in Limited Liab. Corp.                0     (200,000)
   Payment for property and equipment                         (16)        (875)
   Increase in patent costs                                (1,289)        (645)

               Cash used by Investing Activities        $  (1,305)  $ (201,520)
                                                        ---------   ----------

Cash Flows from Financing Activities:
   Issuance of common stock                                 8,095      835,460

               Net Cash Flows Provided by
               Financing Activities                     $   8,095   $  835,460
                                                        ---------   ----------


   Effect of Exchange Rate Changes on Cash              $      29   $     (253)
                                                        ---------   ----------

   Net Increase in Cash and Cash Equivalents             (385,285)     442,933

   Cash and Cash Equivalents at Beginning of Period       494,068      140,517
                                                        ---------   ----------

   Cash and Cash Equivalents at End of Period           $ 108,783   $  583,450
                                                        ---------   ----------
                                                        ---------   ----------


                   The accompanying notes are an integral part
         of these unaudited condensed consolidated financial statements
                                           5

                                  HARRIER, INC.
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                    UNAUDITED


NOTE 1 - CONDENSED FINANCIAL STATEMENTS
         ------------------------------

The accompanying financial statements have been prepared by the Registrant without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1995, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's June 30, 1995 audited financial statements. The results of operations for the three and six months ended December 31, 1995 and 1994 are not necessarily indicative of the operating results for the full year.


NOTE 2 - INVENTORIES
         -----------

               Inventories at December 31, 1995  and June 30, 1995 consist of:


                               December 31, 1995                 June 30, 1995
                               -----------------                 -------------
Finished Goods                    $138,704                         $169,666



NOTE 3 - SUBSEQUENT EVENTS
         -----------------

Subsequent to December 31, 1995, the Company began a Private Placement offering of 1.5 million units. Each unit consists of one (1) share of Harrier, Inc. Regulation "S" common stock, one (1) Harrier, Inc. common stock warrant and one
(1) share of Glycosyn Pharmaceuticals, Inc. common stock. As of March 15, 1996, approximately 25% of the units have been sold.

--------------------------------------------------------------------------------
                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------
GENERAL:

Harrier, Inc. (the "Company") is a Delaware corporation organized in 1985, and is engaged in the discovery, development and sale of selected products and technologies in the health, fitness and medical markets. The Company works with qualified technical and medical professionals and often shares development and marketing costs with joint venture or strategic partners. At various stages of development, the Company may license these products and technologies in return for an up-front payment and/or a continuing royalty, market the products directly, or when warranted, discontinue development entirely. One product, The Bioptron-Registered Trademark- Lamp ("Lamp"), is currently being marketed in the pain relief and skin care markets. Another product, the Calorimeter, is in the late developmental stage, and products resulting from the application of the Company's proprietary Biochemical Technologies are in various stages of development. No assurance can be given that any of the Company's products or technologies under development will be commercially successful. For the Quarter ending December 31, 1995, Lamp sales accounted for 100% of the Company's operating revenues.

Management has elected to focus the Company's financial resources on marketing the Lamp in a limited fashion and on completing development of the Calorimeter and its launch into the health and fitness market, as resources are available. The Company's strategy is to seek corporate partners to finalize development and commercialization of the Biochemical Technologies currently under development. The Company anticipates that its future sales in this area will be predominantly through license agreements and joint ventures with pharmaceutical concerns. Pursuant to this strategy, the Company entered into a joint drug discovery and development project with American Diagnostica Inc. ("ADI"), of Greenwich, Connecticut, in May 1993 under which ADI financed development and testing of certain new synthetic drugs using the Company's proprietary GLYCOSYLATION processes. The joint drug development and discovery agreement with ADI was terminated by the Company in August 1995 and the Company is disputing certain monetary claims by ADI. The Company also has a 50% partnership with Naturade, Inc. (the "DermaRay International LLC") to manufacture and market the Bioptron Lamp in North America and in other selected international territories.


     CURRENT PRODUCTS AND TECHNOLOGIES

BIOCHEMICAL TECHNOLOGIES

The Company has a number of biochemical technologies under development. One technology, a synthetic process called GLYCOSYLATION, may improve the manufacturing and effectiveness of various physiologics and pharmaceuticals. In the field of new drug development, the success of a compound depends on several critical biological factors, including solubility, absorption, distribution, metabolism, bioavailability and toxicity. Frequently, a newly-discovered substance demonstrates an important biological effect, but its usefulness as a drug is limited by such adverse characteristics as poor absorption or unacceptable toxicity. In these cases, which include many commonly used medications, the starting compound is chemically modified to overcome such undesirable attributes. Structural modification of a potential drug may consist of either removal of certain molecules or addition of new molecules such as carbohydrates and proteins. In some cases, addition of a single carbohydrate molecule in a strategic location in the molecular chain can make the critical difference. GLYCOSYLATION, a scientific term used to describe such a chemical attachment of sugar molecules, is considered to be one of the most important reactions used by the pharmaceutical industry. In many cases, however, compounds with significant potential are unable to withstand the high temperatures and acidic conditions of standard GLYCOSYLATION procedures and cannot be modified to overcome these limitations. Development of milder methods of GLYCOSYLATION have been the subject of intense investigation in both industry and academia during the past several decades.

HAR7 SERIES ANTICANCER TEST RESULTS

On June 12, 1995 the company announced that it had received new IN VIVO data on HAR7, its proprietary anticancer drug candidate. HAR7 is the most active analog in the Company's novel HAR series of glycosylated topoisomerase I inhibitors.

HAR7 was active against the SK-MES lung cancer xenograft, producing tumor shrinkage in several mice. The analog is also efficacious against the PC-3 and DU-145 prostate carcinoma xenografts. The activity of HAR7 versus three solid tumor xenografts, generally nonresponsive to anticancer drugs was superior. Preclinical development work is progressing as scheduled. Submission of an IND application is planned for late 1996.

ONGOING  BIOLOGICAL AND PRE-CLINICAL STUDIES

For the past year, The Company has been conducting a comprehensive anti-cancer study at the Cancer Therapy Research Institute in San Antonio, Texas. A novel series of anti-cancer compounds were synthesized by the Company and four analogs, HAR 4,5,6 and 7, were initially evaluated against three experimental tumor models. These models included murine P388 Leukemia and B16 melanoma, and the MX-1 human breast tumor xenografts. The four agents demonstrated high, curative activity in all three models. There was evidence, based in IN VITRO and IN VIVO results, that these unique compounds are acting as both pro-drugs and intrinsically active compounds. One candidate, HAR 7, was then tested against SK-MES and MV522 Human Lung Tumor xenograft and DU-145 and PC-3 Human Prostate Tumor xenografts implanted in mice. The results again showed the HAR 7 compound to be highly active in these tumor models and significantly more active than the positive control on a multiple and especially single-dose schedule.

Some of the Company's research and development efforts include identification and synthesis of new proprietary compounds, detailed chemical analysis of these compounds, the characterization of their pharmacokinetics and metabolism, IN-VITRO and IN-VIVO biological testing, and applications for patent protection.


METABOLIC GAS EXCHANGE MONITOR-Trademark- ("CALORIMETER")

The Company owns the rights to manufacture and market a unique hand-held device designed to provide precise measurement of metabolic rate and daily caloric expenditure. The Calorimeter is designed to measure human consumption of oxygen and caloric requirements safely, accurately, and inexpensively without specialized training or administration.

It is believed that the Calorimeter will accomplish in a small hand-held consumer device what a far more costly piece of hospital equipment provides in intensive care units. The ability to measure direct caloric consumption should provide a number of opportunities in the weight loss and health and fitness markets as well as being suitable for the direct consumer market through various distribution channels including infomercials.

The Calorimeter product package will include a hand-held microprocessor (about the size of a calculator), a digital sensor attached by cable, and a single-use, disposable breathing circuit. The device will be completely portable and easy to use by an untrained person. A compact, disposable breathing circuit (of proprietary design) will offer the user a convenient means for using the device routinely. The Calorimeter (microprocessor and digital flow sensor) is expected to retail between $100-$125.

CALORIMETER  CO-DEVELOPMENT AGREEMENT WITH ABBOTT  LABORATORIES

The Company recently announced that Abbott Critical Care Systems, a division of Abbott Laboratories has agreed to share costs of the prototype development, engineering and tooling of the Calorimeter. Abbott will manufacture and market the technology in hospital and critical care settings worldwide. Harrier owns the worldwide rights for the professional health and fitness market along with
home use and other consumer applications.   The product is fully patented and
has been under development for the past 12 months by Harrier through a contract with Medical Graphics, Inc., a cardiopulmonary device developer and manufacturer located near Minneapolis, Minnesota.

Harrier plans to launch two models some time in late 1996 or early next year. One product, the professional model, will be sold to health, diet and fitness centers and another unit, a home use version with disposable components, will be sold to individual users. The company plans to license the home use rights to a large company that currently markets personal test kits and diagnostics. A joint venture for the professional health and fitness market is envisioned later in 1996. Abbott will utilize the Calorimeter for hospital critical care use and there is no date set for their market launch. No assurance can be give as to the timing of the market launch of the Calorimeter.

The company is also engaged in discussions to license the Calorimeter manufacturing and marketing rights a European-based company for territories outside the America's and Asia.


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

The U.S. Federal Drug Administration's ("FDA") Radiological Device Division has granted the Lamp "substantial equivalence" status under Section 510(k) of the Food, Drug and Cosmetic Act, providing that medical claims for pain relief made for similar infrared devices are applicable to the Lamp. There can be no assurance that such regulatory approval will be maintained in the future or that additional approvals will be received. The Mexican Secretariat of Health has approved the Lamp as a prescriptive device for sale in that country to doctors and hospitals for the treatment of dermatological and rheumatological ailments.

NATURADE JOINT VENTURE

The Company owns a 50% interest in the DermaRay International Limited Liability Corporation ("LLC"), a manufacturing and marketing joint venture with Naturade, Inc., a 61-year old manufacturer and supplier of health and beauty products.
The objective of this joint venture is to develop and sell unique pain relief and skin care systems centered around the use of the Lamp which has proven efficacious in these applications. Naturade is developing additional products to include in the system such as pain relief gels and rubs along with a number of skin enhancement products to complement the lamp for that particular application. Both companies contributed common stock, cash or loans as working capital for the joint venture. For its 50% equity ownership interest, Naturade contributed 100,000 shares of its restricted common stock currently trading at approximately $1.75 per share in the OTC market, along with unburdened corporate contribution such as management and administration. In addition, both companies will be contributing certain manufacturing and distribution rights to proprietary devices and formulations that will be sold under various trademarks
including Bioptron-Registered Trademark- and DermaRay-Trademark-.   The Company
owns the exclusive distribution rights to the Lamp in the western hemisphere where its marketing strategy is focused primarily on selling the Lamp in the pain relief market. The Company is marketing the Lamp through its corporate offices in a limited fashion. The Company continues to seek additional marketing partners in the United States, Mexico, and Canada. Primary operations are conducted through the LLC where there are greater resources to manufacture, inventory, sell, fulfill and service customers in both the medical and consumer markets. No estimate can be made at this time regarding the number of Lamps and skin care or pain relief products that will be sold as a result of this joint effort.


     SUBSEQUENT EVENTS

 $1,125,000 UNIT OFFERING TO OVERSEAS INVESTORS

The Company began a Private Placement offering of 1.5 million units apt $0.75 per unit. Each unit consists of one (1) share of Harrier, Inc. Regulation "S" common stock, one (1) Harrier, Inc. common stock warrant and one (1) share of Glycosyn Pharmaceuticals, Inc. common stock. As of March 15, 1996, approximately 25% of the units have been sold. The net proceeds of the offering are being used to finance development of the Calorimeter-Trademark-, fund certain obligations related to the terminated research and development agreement with ADI, and for working capital.

RESULTS OF OPERATIONS
---------------------

Sales for the quarter ended December 31, 1995 decreased $53,275 from those of the quarter ended December 31. 1994. The decrease in sales is due to the Company focusing its efforts on the Calorimeter and Glycosyslation development and letting Lamp sales be handled by the LLC.

Operating expenses, excluding Research and Development, for the three months ended December 31, 1995 increased $13,226 mainly due to the increase of an additional employee. All other expenses remained constant.

Research and Development expenses were significantly higher for the December 1995 quarter as compared to the same quarter of 1994 due to; (i) continuing obligations from the terminated joint venture with ADI which the Company has assumed. The Company hopes to recover these expenses through either a settlement with ADI or a license agreement with a pharameutical company. (ii) Calorimeter development expense of $41,651 which was off-set by $41,651 in collaborative income received from Abbott Laboratories.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

As of December 31, 1995 the Company had current assets of $381,652 and current liabilities of $557,098 resulting in negative working capital of $175,446. Of the total assets at that date, $108,793 was in cash, $127,222 was in receivables, $138,704 was in inventory and $6,933 was in other assets.

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

(A)  NONE



(B)  NONE

                                    SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  HARRIER, INC.


Dated: March 14, 1996              By   /s/Kevin DeVito
                                        -----------------------
                                        Kevin DeVito - President


                                        /s/Candace M. Beaver
                                        ---------------------------------
                                        Candace M. Beaver
                                        Chief Financial Officer/Secretary