Form 10QSB
period 1996-03-31
HARRIER INC
filed 1996-06-14
CIK 789847

                      -------------------------------------
                      U.S. SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                   FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



    For Quarter Ended: March 31, 1996           Commission File Number:1-9925
                       --------------                                  ------


                                  HARRIER, INC.
                                  -------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                   87-0427731
(State or Other Jurisdiction of                   (I.R.S. Employer
Incorporation or Organization)                    Identification No.)


2200 Pacific Coast Highway, Suite 301, Hermosa Beach, California      90254
- ----------------------------------------------------------------      -----
          (Address of Principal Executive Offices)                  (Zip Code)


                                 Not Applicable
- --------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year (If Changed Since Last
Report)

Check  whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

As of June 14, 1996 the Registrant had 11,967,923 shares of its common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format: Yes  X   No    .
                                                   ---     ---

- --------------------------------------------------------------------------------


                   Page 1 of 13 consecutively numbered pages.

                                     PART 1
                              FINANCIAL INFORMATION


- --------------------------------------------------------------------------------

              ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB

- --------------------------------------------------------------------------------


Harrier, Inc. (the "Registrant") files herewith the unaudited condensed consolidated balance sheets of the Registrant and its subsidiaries as of March 31, 1996 and June 30, 1995 (the Registrant's most recent fiscal year end), and the related unaudited condensed consolidated statements of operations for the three and nine months ended March 31, 1996 and 1995, and statements of cash flows for the nine months ended March 31, 1996 and 1995, together with the unaudited condensed notes thereto. In the opinion of management of the Registrant, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to present fairly the financial condition of the Registrant for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Registrant and the notes thereto included in the annual report of the Registrant on Form 10-KSB for the year ended June 30, 1995 on file with the Securities and Exchange Commission on October 25, 1995 is hereby incorporated by reference.

                                  HARRIER, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)


                                     ASSETS

                                                            March 31,           June 30,
                                                              1996                1995
                                                          ------------        ------------

CURRENT ASSETS:
     Cash and cash equivalents                            $     17,807        $    494,068
     Accounts receivable trade - net                            38,485              33,641
     Amount receivable from assets held for sale                     0              17,500
     Amounts receivable from joint venture and
      development agreement, current                             8,116              42,795
     Related party receivable                                   62,006              85,885
     Inventory                                                 131,932             169,666
     Other current assets                                        6,292              14,102
                                                          ------------        ------------

          Total Current Assets                                 364,638             857,657
                                                          ------------        ------------

PROPERTY AND EQUIPMENT, net                                     10,660               9,109
                                                          ------------        ------------

Investments, net                                               244,164             244,164
Intangible assets                                              167,368             184,648

          Total Assets                                    $    786,830        $  1,295,578
                                                          ------------        ------------
                                                          ------------        ------------


                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                $    657,946        $    553,516

          Total Current Liabilities                            657,946             553,516
                                                          ------------        ------------

STOCKHOLDERS' EQUITY:
     Common Stock                                               12,144              11,684
     Additional paid-in capital                             15,163,715          15,013,577
     Accumulated deficit                                   (15,009,264)        (14,245,547)
     Cumulative translation adjustment                         (37,711)            (37,652)
                                                          ------------        ------------
          Total Stockholders' Equity                           128,884             742,062
                                                          ------------        ------------
          Total liabilities and
          stockholders' equity                            $    786,830        $  1,295,578
                                                          ------------        ------------
                                                          ------------        ------------


NOTE: The balance sheet at June 30, 1995 has been taken from the audited financial statements at that date and condensed.

                 The accompanying notes are an integral part
                   of these unaudited financial statements.

                                  HARRIER, INC.
                             CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                            For the Three Months Ended    For the Nine Months Ended
                                                                     March 31,                     March 31,
                                                            --------------------------    -------------------------
                                                                1996           1995           1996           1995
                                                            ----------     ----------     ----------     ----------
SALES                                                       $    9,085     $   63,836     $   56,392     $  179,274
COST OF SALES                                                    6,625         43,308         51,950        123,130
                                                            ----------     ----------     ----------     ----------
GROSS PROFIT                                                     2,460         20,528          4,442         56,144
                                                            ----------     ----------     ----------     ----------
EXPENSES:
   General and administrative                                  121,638        112,301        331,802        290,565
   Amortization and depreciation                                 8,315          7,899         23,084         24,428
   Consulting and management compensation                            0              0              0          4,056
   Salaries and related expenses                               110,183        101,524        317,884        283,558
   Research and development                                     31,632         47,862        212,038         54,809
                                                            ----------     ----------     ----------     ----------
      Total Expenses                                           271,768        269,586        884,808        657,416
                                                            ----------     ----------     ----------     ----------
LOSS FROM OPERATIONS                                          (269,308)      (249,058)      (880,366)      (601,272)
                                                            ----------     ----------     ----------     ----------
OTHER INCOME (EXPENSE):
   Collaborative income                                              0         15,000         46,651         46,392
   Royalty income                                                    0              0         14,210              0
   Foreign exchange gain (loss)                                      0        (11,394)             0        (10,456)
   Interest income                                               1,037          6,042          8,384          7,789
   Gain on sale of marketable securities                             0              0              0         43,200
                                                            ----------     ----------     ----------     ----------
      Total Other Income (Expense)                               1,037          9,648         69,245         86,925
                                                            ----------     ----------     ----------     ----------
      Income (loss) from continuing operations before
      provision for income taxes                              (268,271)      (239,410)      (811,121)      (514,347)

Provision for income taxes                                       5,624        (66,933)        47,405        (67,733)
                                                            ----------     ----------     ----------     ----------

Net income (loss) before minority interest                    (262,647)      (306,343)      (763,716)      (582,080)
                                                            ----------     ----------     ----------     ----------
Minority interest in operations
on consolidated subsidiary                                         (37)             0            (37)             0
                                                            ----------     ----------     ----------     ----------

New income (loss)                                             (262,610)      (306,343)      (763,679)      (582,080)
                                                            ----------     ----------     ----------     ----------
                                                            ----------     ----------     ----------     ----------

Net income (loss) per common share                          $    (0.02)    $    (0.03)    $    (0.06)    $    (0.05)
                                                            ----------     ----------     ----------     ----------
                                                            ----------     ----------     ----------     ----------


                   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                  HARRIER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                              For the Nine Months Ended
                                                                      March 31,
                                                          ---------------------------------
                                                               1996                1995
                                                          ---------------------------------

Cash Flows from (used for) Operating Activities:
   Net Loss                                               $   (763,679)       $   (582,080)
                                                          ------------        ------------
   Adjustments to reconcile net income to net cash
      used by operating activities:
         Depreciation and amortization                          23,084              24,428
         Write-down of patents                                       0

         Changes in assets and liabilities:
            Accounts receivable                                 (4,844)             60,975
            Related party receivable                            23,879              (2,585)
            Assets held for sale                                17,500                   0
            Receivable from joint venture                       34,679                   0
            Inventory                                           37,734             (52,960)
            Other current assets                                 7,810              (5,256)
            Accounts payable and accrued expenses              104,314            (165,628)
                                                          ------------        ------------

                 Total Adjustments                             244,156            (141,026)
                                                          ------------        ------------
                 Cash Used by Operating Activities        $   (519,523)       $   (723,106)
                                                          ------------        ------------
Cash Flows from Investing Activities:
   Payment for investment in Limited Liab. Corp.                     0            (200,000)
   Payment for property and equipment                           (6,016)             (1,075)
   Increase in patent costs                                     (1,289)             (3,619)

                 Cash used by Investing Activities        $     (7,305)       $   (204,694)
                                                          ------------        ------------
Cash Flows from Financing Activities:
   Change in deferred royalty                                        0             140,583
   Issuance of common stock                                    150,595           1,096,397

                 Net Cash Flows Provided by
                 Financing Activities                     $    150,595        $  1,236,980
                                                          ------------        ------------

   Effect of Exchange Rate Changes on Cash                $        (28)       $      9,563
                                                          ------------        ------------
   Net Increase in Cash and Cash Equivalents                  (376,261)            318,743

   Cash and Cash Equivalents at Beginning of Period            494,068             140,517
                                                          ------------        ------------
   Cash and Cash Equivalents at End of Period             $    117,807        $    459,260
                                                          ------------        ------------
                                                          ------------        ------------


                   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                                  HARRIER, INC.
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                    UNAUDITED


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Registrant without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1996, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's June 30, 1995 audited financial statements. The results of operations for the three and nine months ended March 31, 1996 and 1995 are not necessarily indicative of the operating results for the full year.


NOTE 2 - INVENTORIES

          Inventories at March 31, 1996  and June 30, 1995 consist of:


                         March 31, 1996      June 30, 1995
                         --------------      -------------

Finished Goods              $131,932            $169,666



NOTE 3- PRIVATE PLACEMENT OFFERING

During the quarter ended March 31, 1996, the Company began a Private Placement offering of 1.5 million units. Each unit consists of one (1) share of Harrier, Inc. Regulation "S" common stock, one (1) Harrier, Inc. common stock warrant and one (1) share of Glycosyn Pharmaceuticals, Inc. common stock. To date, the Company has sold a total of 210,000 units at a price of $0.75 per unit.


NOTE 4- RELATED PARTY TRANSACTION

In June 1996, the Company received a loan of $500,000 from an offshore investment company. The loan is for twelve months and bears interest at a rate of 12% per year. Payment of the principle and interest is due at the end of twelve months and may be paid with Harrier, Inc. common stock, Glycosyn Pharmaceuticals, Inc. common stock, cash or any combination of cash and securities. Proceeds from the loan will be used for Glycosyn operations, rescheduling of debt and general working capital needs for the Company. The investment company that made the loan is directed by an officer and a director of the Company.

NOTE 5- SUBSEQUENT EVENTS

Subsequent to March 31, 1996, the Company elected to discontinue the development of the Calorimeter due to the high cost of research, uncertain market potential and a lack of internal development resources. The financial impact of the discontinuance of the Calorimeter will be a fourth quarter write-down in assets of approximately $135,000.

- --------------------------------------------------------------------------------

                ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

- --------------------------------------------------------------------------------

GENERAL:

Harrier, Inc. (the "Company") is a Delaware corporation organized in 1985, and is engaged in the discovery, development and sale of selected products and technologies in the health, fitness and medical markets. The Company works with qualified technical and medical professionals and often shares development and marketing costs with joint venture or strategic partners. At various stages of development, the Company may license these products and technologies in return for an up-front payment and/or a continuing royalty, market the products directly, or when warranted, discontinue development entirely. One product, The Bioptron-Registered Trademark- Lamp ("Lamp"), is currently being marketed in the pain relief and skin care markets. Another product, the Calorimeter, has recently been discontinued by the Company, and products resulting from the application of the Company's proprietary Biochemical Technologies are in various stages of development. No assurance can be given that any of the Company's products or technologies under development will be commercially successful. For the Quarter ending March 31, 1995, Lamp sales accounted for 100% of the Company's operating revenues.

Management has elected to focus the Company's financial resources on marketing the Lamp in a limited fashion. The Company's strategy is to seek corporate partners to finalize development and commercialization of the Biochemical Technologies currently under development. The Company anticipates that its future sales in this area will be predominantly through license agreements and joint ventures with pharmaceutical concerns. Pursuant to this strategy, the Company entered into a joint drug discovery and development project with American Diagnostica Inc. ("ADI"), of Greenwich, Connecticut, in May 1993 under which ADI financed development and testing of certain new synthetic drugs using the Company's proprietary GLYCOSYLATION processes. The joint drug development and discovery agreement with ADI was terminated by the Company in August 1995 and the Company is disputing certain monetary claims by ADI. The Company also has a 50% partnership with Naturade, Inc. (the "DermaRay International LLC") to manufacture and market the Bioptron Lamp in North America and in other selected international territories.

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

HAR7 was active against the SK-MES lung cancer xenograft, producing tumor shrinkage in several mice. The analog is also efficacious against the PC-3 and DU-145 prostate carcinoma xenografts. The activity of HAR7 versus three solid tumor xenografts, generally nonresponsive to anticancer drugs was superior. Preclinical development work is progressing. Submission of an IND application is planned.

ONGOING  BIOLOGICAL AND PRE-CLINICAL STUDIES

In 1995 the Company conducted a comprehensive anti-cancer study at the Cancer Therapy Research Institute in San Antonio, Texas. A novel series of anti-cancer compounds were synthesized by the Company and four analogs, HAR 4,5,6 and 7, were initially evaluated against three experimental tumor models. These models included murine P388 Leukemia and B16 melanoma, and the MX-1 human breast tumor xenografts. The four agents demonstrated high, curative activity in all three models. There was evidence, based in IN VITRO and IN VIVO results, that these unique compounds are acting as both pro-drugs and intrinsically active compounds. One candidate, HAR 7, was then tested against SK-MES and MV522 Human Lung Tumor xenograft and DU-145 and PC-3 Human Prostate Tumor xenografts implanted in mice. The results again showed the HAR 7 compound to be highly active in these tumor models and significantly more active than the positive control on a multiple and especially single-dose schedule.

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

METABOLIC GAS EXCHANGE MONITOR-TM- ("CALORIMETER")

The Company has elected to discontinue the development of this product due to the high costs of development, uncertain market and a lack of development resources internally. (See Note 5 - Subsequent Events)

$500,000 CONVERTIBLE LOAN

The Company recently recieved a loan from an offshore investment company of $500,000. This note is accrued at an interest rate of 12% per annum. The Company has the option to pay the note off in 12 months with common stock valued at the market, Glycosyn subsidiary shares or a combination of securities and cash depending on the status of the company at the time of maturity. The proceeds of the note are to be used for Glycosyn operations, rescheduling debt and general working capital. The loan was made by an investment company that is currently being directed by an officer and director of the company (see Note 4 - RELATED PARTY TRANSACTIONS).

RESULTS OF OPERATIONS

Sales for the quarter ended March 31, 1996 decreased $54,751 from those of the quarter ended March 31, 1995. The decrease in sales is due to the Company selling the B1 Lamp below cost in order to deplete its inventory and due to the Company focusing a majority of its efforts on development of the Glycosylation process. The B2 Lamp is still sold at a profit.

Operating expenses for the three months ended March 31, 1996 remained consistent with those for the corresponding quarter in 1995.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1996 the Company had current assets of $364,638 and current liabilities of $657,946 resulting in negative working capital of $293,308. Of the total assets at that date, $117,807 was in cash, $108,607 was in receivables, $131,932 was in inventory and $6,292 was in other assets.

The Company believes that current working capital, the loan it received subsequent to quarter end and potential license agreements will provide sufficient funds to finance its operations for the next 9 months. However, no assurance can be given that this funding will meet all financial needs of the Company. External funding will be required over the longer term for ongoing research and development of the biochemical technologies.

                                     PART II
                                OTHER INFORMATION


- --------------------------------------------------------------------------------

                            ITEM 1. LEGAL PROCEEDINGS

- --------------------------------------------------------------------------------


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

- --------------------------------------------------------------------------------

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

- --------------------------------------------------------------------------------


(A)  NONE



(B)  NONE

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   HARRIER, INC.


Dated: June 14, 1996               By   /s/Kevin DeVito
                                        -----------------------------------
                                        Kevin DeVito - President


                                        /s/Candace M. Beaver
                                        -----------------------------------
                                        Candace M. Beaver
                                        Chief Financial Officer/Secretary