Form 10KSB
period 1996-06-30
HARRIER INC
filed 1996-12-03
CIK 789847

--------------------------------------------------------------------------------
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549

                                     FORM 10-KSB
 ANNUAL REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Fiscal Year Ended June 30, 1996
                              Commission file No. 1-9925


                                    Harrier, Inc.
--------------------------------------------------------------------------------
                    (Name of Small Business Issuer in its Charter)

        Delaware                                 87-0427731
------------------------------------          -------------------
(State or Other Jurisdiction of               (I.R.S. Employer
Incorporation of Organization)               Identification No.)

2200 Pacific Coast Hwy. No. 301, Hermosa Beach, California        90254
----------------------------------------------------------         -----
(Address of Principal Executive Offices)                        (Zip Code)

Registrant's telephone number, including area code: (310) 376-7721

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001


    Check whether the issuer (1) filed all reports to be filed by section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes     No  X
                                     --     ---

    Check if there is no disclosure on delinquent filers in response to Item
405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or by amendment to this Form 10-KSB X
                                    ---

    The revenues for the issuers most recent fiscal year, June 30, 1996 are $66,687.

    The aggregate market value of the issuers voting stock held by nonaffiliates as of October 7, 1996, computed with reference to the average bid and asked price on that date was approximately $1,469,348

    As of October 7, 1996, the issuer had 11,967,923 shares of its common stock, par value $0.001, issued and outstanding.
--------------------------------------------------------------------------------
                     Page 1 of   54  consecutively numbered pages

--------------------------------------------------------------------------------
                                  TABLE OF CONTENTS
--------------------------------------------------------------------------------

Item Number and Caption                                                   Page
-----------------------                                                   ----
PART  I

1.  Business                                                                3
2.  Properties                                                             10
3.  Legal Proceedings                                                      10
4.  Submission of Matters to a Vote of Security Holders                    10

PART II

5.  Market for Issuer's Common Equity and Related Stockholder Matters      11
6.  Management's Discussion and Analysis or Plan of Operation              12
7.  Financial Statements                                                   13
8.  Changes in and Disagreements with Accountants on Financial Disclosure  13

PART III

9.  Directors, Executive Officers, Promoters and Control Persons;
    Compliance with Section 16(a) of the Exchange Act                      14
10. Executive Compensation                                                 15
11. Security Ownership of Certain Beneficial Owners and Management         17
12. Certain Relationships and Related Transactions                         18
13. Exhibits and Reports on Form 8-K                                       18

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PART 1

ITEM. 1  BUSINESS

GENERAL:

Harrier, Inc. and its subsidiaries is a Delaware corporation organized in 1985, and together with its subsidiaries (collectively "the Company") has been engaged in the discovery, development and sale of selected products and technologies in the health, fitness and medical markets. The Company current strategic focus is to find a merger candidate. A merger is the Company's priority due its Capital Deficit (See Liquidity and Capital Resources). The Company is also managing financial and strategic operations of its 95% owned subsidiary, Glycosyn Pharmaceuticals, Inc. and working with the DermaRay International LLC, ("LLC") its 50% owned partnership in the distribution of a medical device. There still exists significant technologies primarily in the biochemical field, that are in various stages of development. The Company has transferred all of those technologies to its Glycosyn subsidiary. The Company still owns certain rights to a medical device, the Bioptron-Registered Trademark- Lamp ("Lamp"), which is currently being marketed as a pain relief medical device in limited quantities. No assurance can be given that any of the Company's products or technologies under development will be commercially successful. For the year ending June 30, 1996, Lamp sales accounted for 100% of the Company's operating revenues, and 44% of the Company's total revenue. Other revenue sources (Sale of Securities, interest income and miscellaneous revenue) represented 56% of total Company income.

The Company's strategy is to seek corporate partners to finalize development and commercialization of the Biochemical Technologies currently under development. Pursuant to this strategy, the Company entered into a joint drug discovery and development program with American Diagnostica Inc. ("ADI"), of Greenwich, Connecticut, in May 1993 under which ADI financed development and testing of certain new synthetic drugs using the Company's proprietary GLYCOSYLATION processes. The joint drug development and discovery agreement with ADI was terminated in August 1995. (See Item 3 Litigation). Due to the termination of the American Diagnositca Inc. ("ADI") research and development agreement, the Company has assumed the financial responsibilities previously assigned to ADI. Those responsibilities include approximately $350,000 in past due payables. Because of limited resources, certain development projects have been suspended and all external development grants have been terminated. The Company anticipates that the future sales in this business will be predominantly through glycosylation feasibility and related chemical synthesis work, license agreements and joint ventures with pharmaceutical concerns. The Company also owns 50% of a Limited Liability Company with Naturade, Inc. owning the other 50%, to manufacture and market the Lamp in North America and in other selected international territories.

RECENT EVENTS:

         GLYCOSYN CHEMICAL SYNTHESIS FACILITIES

On July 31, 1996 the Company's 95% owned subsidiary, Glycosyn Pharmaceuticals, Inc. ("Glycosyn"), concluded the construction of its chemistry laboratory. Glycosyn plans to continue development of novel glycosylated compounds and sell services utilizing its proprietary chemical synthesis methods at these new facilities. Previously, the Company conducted its research and development through various grants with Universities and private organizations. The laboratory is a fully functional chemical research facility capable of small scale batch preparation of up to 100 grams of material. Larger quantities will be contracted out to a Good Manufacturing Practice ("GMP") or GMP-like facility as necessary

    CURRENT PRODUCTS AND TECHNOLOGIES

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

    CURRENT OPERATIONS  / NATURADE JOINT VENTURE

The Company owns certain distribution rights to the Lamp in the western hemisphere. Its marketing strategy is focused primarily on selling the Lamp in the pain relief market. The Company has in the past and continues to sell to wholesalers in various direct selling businesses including health spas and pain relief centers. The Company continues to seek additional marketing partners in the United States, Mexico, and Canada.

On November 29, 1994 the Company formed the DermaRay International Limited Liability Company ("LLC"), a manufacturing and marketing joint venture with Naturade, Inc. ("Naturade"), a 70-year old manufacturer and supplier of health and beauty products. The objective of the LLC is to develop and sell pain relief products centered around the medically-approved use of the Lamp.
Naturade is developing additional products to include in the system such as pain relief gels, rubs and skin enhancement products to complement the Lamp. For its 50% equity ownership interest, Naturade contributed 100,000 shares of its restricted common stock, along with 24 months of unburdened corporate contribution such as management and administrative services. Both parties have agreed to continue the partnership beyond the 24 month term where both parties share in operating income/loss. The Harrier contribution consisted of $200,000 in cash. In addition, both companies contributed manufacturing and distribution rights to proprietary devices and formulations to be sold under various trademarks including Bioptron-Registered Trademark- and DermaRay-TM-. The LLC plans to market the Company's current inventory of lamps for pain relief and assemble new Bioptron Compact lamps for delivery to customers under current order schedules.

Primary operations are conducted through the LLC where there are greater resources to manufacture, inventory, sell, fulfill and service customers in both the medical and consumer markets. The Company, in conjunction with the LLC, is selling the Lamp in several consumer catalogues. Currently eight of these catalogues have begun promotion. Initial orders have been received from several of these distributors with slightly over 800 Lamps units sold over the last 3 months starting in July of this year. Assembly of the first 1,000 Compact Lamps has been completed at the DermaRay facility in Los Angeles, California. Due to a lack of historical selling data with these catalogues, no estimate can be made at this time regarding the number of Lamps that will be sold in the future.

BIOCHEMICAL  TECHNOLOGIES

    GLYCOSYN PHARMACEUTICALS, INC. ("GLYCOSYN")

Glycosyn is a majority owned subsidiary of the Company and was formed to further develop and finance technologies currently owned or licensed by the Company in the field of carbohydrate chemistry which the Company believes to have broad applications in the fields of medical therapeutics. Patents have been filed for several of those technologies. Furthermore, newer technologies are in the "discovery" stage, meaning chemical activity has been characterized and further development is underway to support additional patent applications. In the current fiscal year, the Company transferred 100% of its glycosylation rights and technologies to Glycosyn. In addition, the Company sold 5% of Glycosyn's common stock to outside investors.

Glycosyn seeks to fund and manage internal research and support laboratory staff through fee for service chemistry contracts and Small Business Innovative Research ("SBIR") and Economic Union ("EU") research grants. Another objective, the completion of pre-clinical development of HAR7 and related glycosylated camptothecins, is a work in progress. Glycosyn also seeks to advance one analog to clinical trials (IND) within 18 months of financing and to seek out and successfully execute at least one alliance with a major pharmaceutical company for the development of products based upon technologies of the Company within two (2) years after the successful completion of the initial financing.

    STRATEGIC OVERVIEW

Glycosyn also seeks to apply its technology to additional therapeutics. Based upon the pre-clinical results, Glycosyn will select ten compounds for IN-VITRO evaluation and, based upon IN-VITRO results, select three or more compounds for pre-clinical biological evaluation. The strategies Glycosyn intends to employ in order to achieve its objectives involves the submission of three SBIR and two EU grants per year for the first three years of operation. Glycosyn also seeks to meet with licensing representatives of major pharmaceutical companies to negotiate an agreement for the further clinical development of a glycosylated antineoplastic as an anticancer therapeutic.

    STRUCTURES TARGETED FOR DEVELOPMENT

Glycosyn is currently synthesizing proprietary glycosylated analogs of two or more antibiotics. Such antibiotics could relate to, or in fact be, existing successfully marketed compounds. Several candidates are in preclinical development in their NON-GLYCOSYLATED form. Glycosyn also seeks to conduct IN-VIVO evaluations of two or more antineoplastics chemically GLYCOSYLATED using its proprietary technologies. Such antineoplastics could relate to, or in fact be, compounds currently approved for use by the FDA.

Other goals involve the evaluation of current anti-tubercular drugs for their potential to be glycosylated utilizing current technologies and selection of the most promising candidate(s) for glycosylation and evaluate these analogs against drug-resistant strains of M. TUBERCULOSIS. and to evaluate compounds used in the treatment of AIDS (and possibly other auto-immune diseases) to determine whether or not Company owned GLYCOSYLATION and other technologies can play a role in either reducing production costs, enhancing absorption, or improving activity through cell surface binding, cell penetration, or improved anti-viral activity.

    COMPANY'S GLYCOSYLATION PROCESSES

The Company has a number of biochemical technologies under development. One technology, a synthetic process called GLYCOSYLATION, may improve the manufacturing and effectiveness of various physiologics and pharmaceuticals. In the field of new drug development, the success of a compound depends on several critical biological factors, including solubility, absorption, distribution, metabolism, bioavailability and toxicity. Frequently, a newly-discovered substance demonstrates an important biological effect, but its usefulness as a drug is limited by adverse characteristics such as poor absorption or unacceptable toxicity. In these cases, which include many commonly used medications, the starting compound is chemically modified to overcome undesirable attributes. Structural modification of a potential drug may consist of either removal of certain molecules or addition of new molecules such as carbohydrates and proteins. In some cases, addition of a single carbohydrate molecule in a strategic location in the molecular chain can make the critical difference. GLYCOSYLATION, a scientific term used to describe such a chemical attachment of sugar molecules, is considered to be one of the most important reactions used by the pharmaceutical industry. In many cases, however, compounds with significant potential are unable to withstand the high temperatures and acidic conditions of standard GLYCOSYLATION procedures, and cannot be modified to overcome these limitations. Development of milder methods of GLYCOSYLATION have been the subject of intense investigation in both industry and academia during the past several decades.

Glycosyn owns exclusive proprietary rights to a new method of GLYCOSYLATION which it believes may enhance the effectiveness of current drugs and allow for the creation of new drugs not previously achievable through standard procedures. These potential drug categories include anti-fungal drugs, cholesterol-lowering agents, antibiotics, anti-neoplastics and drugs targeted towards the treatment of central nervous system disorders ("CNS"). The Company's method of GLYCOSYLATION appears to have several distinct advantages over standard methods of GLYCOSYLATION. In addition to its extreme mildness, the process is rapid, produces high yields, and is relatively inexpensive. The Company believes it is suitable for industrial purposes and can be applied to various sizes and types of starting compounds. Using the Company's GLYCOSYLATION process, several categories of compounds, previously considered difficult or impossible to perform with other methods, have been successfully modified. The Company believes that the commercial value of its technology is derived from its ability to GLYCOSYLATE complex chemical structures. In most cases, these compounds are large molecules that have several functional groups (atoms or groups of atoms that project out from the base structure of the compound). Biologically, these functional groups are essential to obtaining the desired effect of the compound as a potential drug. However, under the harsh conditions of standard GLYCOSYLATION methods, many important functional groups would not survive the reaction. In contrast, large molecules with many sensitive functional groups have undergone the Company's process of GLYCOSYLATION successfully and remain intact. The Company is actively pursuing the development of those molecules as new pharmacological agents. Due to insufficient working capital at this time, there can be no assurance that any of these development plans can be pursued.

In 1993, the Company was notified that it had received a Notice of Allowance from the U.S. Patent and Trademark Office covering its claims to a novel method of using and producing GLYCOSIDES. The patent has since been issued. Utilizing the Company's method, an alcohol or phenol, especially a hydroxy-steroid such as a water insoluble cholesterol, is GLYCOSYLATED in a single step through the use of a mild catalyst. The Company believes that the applicability of the process can be expanded to include more complex sugars and their attachment at other bonding sites which are difficult or impossible to accomplish by standard methods. This patent is the first in a series of patents which the Company hopes to have issued which utilize the Company's GLYCOSYLATION process in the development of new pharmaceutical products.

    HAR7 SERIES ANTICANCER TEST RESULTS

Approximately one year ago, the Company announced that it had received new IN VIVO data on HAR7, its proprietary anticancer drug candidate. HAR7 is the most active analog in the Company's novel HAR series of glycosylated topoisomerase I inhibitors.

HAR7 is active against the SK-MES lung cancer xenograft, producing tumor shrinkage in several mice. The analog is also efficacious against the PC-3 and DU-145 prostate carcinoma xenografts. The activity of HAR7 versus three solid tumor xenografts, generally nonresponsive to anticancer drugs, is superior. Preclinical development work is progressing as resources become available. Submission of an IND application is planned for 1997.

    ONGOING PRE-CLINICAL DEVELOPMENT (ANTI-CANCER DRUGS)

To date the Company has contracted pre-clinical development of the HAR series to the Institute for Drug Development. A novel series of anti-cancer compounds were synthesized by the Company and four analogs, HAR 4, 5, 6 and 7, were initially evaluated against three experimental tumor models. These models included murine P388 Leukemia, B16 melanoma, and the MX-1 human breast tumor xenografts. The four agents demonstrated high curative activity in all three models. There was evidence, based in IN VITRO and IN VIVO results, that these compounds are acting as both pro-drugs and intrinsically active compounds. One candidate, HAR 7, was then tested against SK-MES and MV522 Human Lung Tumor xenograft and DU-145 and PC-3 Human Prostate Tumor xenografts implanted in mice. The results again showed the HAR 7 compound to be highly active in these tumor models and significantly more active than the positive control on a multiple and especially single-dose schedule.

The Company is refining its biochemical technologies at its current lab facilities. Prior to moving its drug development efforts to the Durham facility, the Company conducted research at several institutions including the University of Michigan in Ann Arbor and The Institute for Drug Development in San Antonio, Texas ("IDD"). Directed and sponsored by the Company, these projects focused on all aspects of drug development. Efforts included identification and synthesis of new proprietary compounds, detailed chemical analysis of these compounds, the characterization of their toxicity, pharmacokinetics and metabolism, IN-VITRO and IN-VIVO biological testing, and applications for patent protection. The pharmaceutical molecules targeted for GLYCOSYLATION are anti-cancer and/or antibiotic compounds with a number of highly sensitive functional groups.


METABOLIC GAS EXCHANGE MONITOR-TM- ("CALORIMETER")

During fiscal year 1996, the Company elected to discontinue the development of the Calorimeter due to the high cost of research, uncertain market potential and lack of internal development resources. The financial impact of the discontinuance of the Calorimeter is a write-down in intangible assets of $134,923. All technology rights have been given back to the inventor.

MANUFACTURING AND ASSEMBLY

In the past, the Lamp was manufactured for the Company by Bioptron AG in Switzerland. Currently, the LLC is assembling components purchased from Bioptron AG and has made arrangements to purchase components for the assembling of a low-cost Compact unit. In this case, components for assembly will be purchased from various vendors including those currently supplying Bioptron AG and will be assembled at the DermaRay LLC facility.

Glycosyn's main office is located in Durham, North Carolina and the laboratory is located in Raleigh, North Carolina. The laboratory is 1,200 square feet with 5 fume hoods (one walk-in) and one 240 square foot office. The Company synthesizes GLYCOSYLATED compounds for research and pre-clinical evaluation at its facilities in Raleigh, North Carolina.

PATENTS AND TRADEMARKS




The Company has filed individual and continuation-in-part patents on its modified compounds and related chemical processes since January 1990. In September 1992, the Company filed new patent applications covering significant additions to its GLYCOSYLATION process. These patents, which have subsequently been issued, are co-owned by the Company and the University of Michigan because they involve technologies developed pursuant to research agreements entered into with the University.

In July, 1992, the Company sold its worldwide patents and trademarks to the Lamp to the owner of Bioptron AG. The Company retains distribution and certain manufacturing rights to the Lamp in the Western Hemisphere.

There can be no assurance that the Company will be successful in obtaining patents for its products and processes in the countries in which applications are still pending. Patents are difficult to obtain and only provide protection to the holder for a specified period of time. In addition, it may be possible for a competitor to successfully avoid an infringement action by making changes to the technology or method of application. The Company believes that the ability to obtain and enforce patents is essential to certain elements of its business.

COMPETITION

    BIOPTRON-Registered Trademark- LAMP

The Company considers its Bioptron-Registered Trademark- Lamp unique. Nevertheless, it competes with a variety of other products designed for similar or competing applications. In addition to the more traditional wound treatments, such as antiseptics and ointments, lasers emitting some form of polarized light are also used in many of the same medical applications. Although comparable results seem to have been obtained through the use of the Lamp without the expense of technical expertise necessary for laser treatments, such treatments have been available for a significantly longer time. Suppliers of these devices often have substantially greater managerial and financial resources than the Company. In the cosmetic market, the Company believes that the use of polarized light provides a uniquely beneficial effect to skin texture, color, and blemish reduction. The Company competes with a number of other suppliers which have substantially greater resources and which make similar claims as to the effectiveness of their skin care products.

    BIOCHEMICAL TECHNOLOGIES

The Company competes in the pharmaceutical industry where many competitors have far greater financial, scientific and management resources. Although such companies often license products to and form strategic alliances with smaller companies, substantial resources are required to develop and clinically test pharmaceutical products to the point where such relationships can be established. Current resources are not sufficient to fully exploit the Company's technology. Strategic alliances or other additional resources will be necessary to develop proprietary GLYCOSYLATED molecules outside the scope of the Company's internal drug development efforts.

PERSONNEL

As of June 30, 1996, the Company had seven (7) employees engaged in management, product development, marketing, and administrative functions. In addition, the Company retains a number of consultants for specialized services. Glycosyn currently employs three (3) of the six full time employees and one (1) part-time employee.

REGULATION

The Bioptron Lamp is a medical device subject to regulation by the Food and Drug Administration ("FDA"). Pursuant to the Federal Food Drug and Cosmetic Act (the "FDCA") the FDA regulates the development, manufacture, packaging, labeling, distribution and promotion of medical devices in the United States. Various states and foreign countries in which the Company's products are sold may impose additional regulatory requirements.

Most of the Company's products are subject to extensive regulation by federal and state agencies, and similar agencies in foreign countries with safety standards applicable to the manufacture and marketing of such products. In the pharmaceutical area, all clinical testing protocols must be submitted for review by the FDA, and the results of testing are subject to extensive analysis. The FDA's approval cannot normally be obtained until a significant number of tests have been conducted. There are similar requirements for obtaining approval of pharmaceuticals in most foreign countries. There can be no assurances of the likelihood or timing of any such approvals. The failure to receive approvals for the Company's pharmaceutical products would prevent their sale in the applicable jurisdictions.

In addition to the regulations governing pharmaceutical products, all medical devices and cosmetic products marketed in the United States are subject to the FDCA. Since the Lamp is currently being marketed for both pain relief and as a cosmetic device, it will continue to be subject to the FDCA.

Following the enactment of the Medical Device Amendments to the FDCA in May 1976, the FDA classified medical devices in commercial distribution into one of three classes: Class I, II, or III. This classification is based on the controls necessary to reasonably assure the safety and effectiveness of the medical device. Class I devices are those devices whose safety and effectiveness can reasonably be assured through general controls, such as adequate labeling, premarket notification and adherence to the FDA's Good Manufacturing Policies (GMP) including regulations and compliance with provisions prohibiting misbranding or adulteration. Some Class I devices are further exempted from some of the general controls. Class II devices are those devices whose safety and effectiveness can reasonably be assured through the use of general controls plus special controls, such as performance standards, post-market surveillance, patient registries and FDA guidelines. Class III devices are devices which must eventually receive premarket approval by the FDA to assure their safety and effectiveness. Generally, Class III devices are limited to life-sustaining, life-supporting or implantable devices.

If the manufacturer or distributor of medical devices can establish that a proposed device is "substantially equivalent" to a legally marketed Class I or Class II medical device or to a Class III medical device not requiring FDA premarket approval, the manufacturer or distributor may seek FDA marketing clearance for the device by filing a 510(K) Premarket Notification. The 510(K) Premarket Notification must contain information showing substantial equivalence (of the device sought to be marketed) to a legally marketed device. The claim of equivalence may have to be supported by data and materials, including test results. The Bioptron Lamp is registered as a Class II medical device based on its 510(K) approval.

Following submission of the 510(K) Premarket Notification, the manufacturer or distributor may not place the device into commercial distribution until an order of substantial equivalence is issued by the FDA. By regulation, the FDA has no time limit by which it must respond to a 510(K) Premarket Notification. The FDA typically responds to the submission of a 510(K) Premarket Notification within 150 to 200 days, but there can be no assurances that the FDA will respond with this time. The FDA order may declare that the device is substantially equivalent to another legally marketed device and allow the proposed device to be marketed in the United States.

The FDA may determine that the proposed device is not substantially equivalent, or may require further information, such as additional test data, before the FDA is able to make a determination regarding substantial equivalence. Such determination or request for additional information could delay the Company's introduction of its products and could have a material adverse effect on the Company. If a device that has obtained 510(K) Premarket Notification clearance is changed or modified in design, components, method of manufacture, or intended use, such that the safety or effectiveness of the device could be significantly affected, a new 510(K) Premarket Notification clearance must be obtained before the modified device can be marketed in the United States. Having obtained the necessary clearance, the Lamp may be manufactured and marketed in the United States.

ITEM 2.  PROPERTIES

During the fiscal year ended June 30, 1996, the Company occupied facilities located in Hermosa Beach, California and in Durham and Raleigh, North Carolina. All three properties are leased under arrangements from third parties.

ITEM 3.  LEGAL PROCEEDINGS

In August 1995, ADI filed an action against the Company seeking an unspecified amount of actual and punitive damages for an allegedly wrongful termination of a research and development agreement. Management believes that it has meritorious defenses to ADI's claims and that the claims are without merit, but there can be no assurances as to the ultimate outcome of the litigation. In September, 1996, the court granted the Company's motion in the alternative dismissing ADI's complaint or staying all proceedings pending the conclusion of mandatory arbitration in California as the parties provided in the research and development agreement.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II.

ITEM 5. MARKET FOR  COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock currently is traded on the Over The Counter market, ("OTC") under the symbol "HARE".

The following table sets forth, for the respective periods indicated, the high and low bid prices for the common stock of the Company. The quotations presented reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions in the common stock of the Company.

    Quarter Ended            High Bid       Low Bid
    -------------            --------       -------

    September 30, 1994        $0.625         $0.281
    December 31, 1994         $0.438         $0.281
    March 31, 1995            $0.625         $0.500
    June 30, 1995             $0.875         $0.875
    September 30, 1995        $0.875         $0.375
    December 31, 1995         $0.625         $0.281
    March 31, 1996            $0.218         $0.218
    June 30, 1996             $0.220         $0.220

On October 7, 1996, the bid and ask prices as quoted on the OTC for the Company's common stock were $0.07 and $0.19 respectively.

On October 7, 1996 there were approximately 390 holders of record of the 11,967,923 shares of the Company's common stock issued and outstanding.

Since its inception, no dividends have been paid on the Company's common stock, and the Company does not presently have retained earnings to permit the payment of a dividend. Although there are no restrictions on the declaration or payment of dividends set forth in the Articles of Incorporation of the Company or any other agreement with stockholders, the Company expects future earnings will be utilized for the development of its business. Therefore, the Company does not anticipate paying dividends on its common stock in the foreseeable future.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS  OR PLAN OF OPERATION

RESULTS OF OPERATIONS

YEAR ENDED JUNE 30, 1996 COMPARED TO YEAR ENDED JUNE 30, 1995

For the year ended June 30, 1996, sales of $66,687 decreased $167,621 as compared to those of 1995. The decrease is a result of the Federal Trade Commission closing down several of the telemarketing companies that had previously sold the Lamp. The high cost of sales of $123,724 is due to a year-end inventory valuation write-down of $62,267. The adjustment reduces the carrying value of the inventory to the lower of cost or market.

Selling, general and administrative expenses had a net increase of approximately $28,000. A reduction of $131,000 in shareholder relations, travel, advertising, legal and consulting was off-set by a net increase of $159,000 in public relations, bad-debt and Professional fees for Glycosyn. The professional fees accounted for $93,000 of the $159,000 increase.

Salaries and related expenses rose $27,035 due to the addition of two (2) full-time chemists at the Raleigh, North Carolina facility.

Research and development decreased $317,110 as compared to the year ended June 30, 1995. In 1995, the company assumed all outstanding liabilities that were previously the responsibility of ADI. In 1996, research and development expenses were a result of winding down existing contracts. Continued development will begin again after Glycosyn has completed its funding.

Total other expense is comprised of three significant items (i) a $134,923 write-off of intangible assets related to the Calorimeter (See Item I, Business
    ), (ii) $50,108 in amortization and equity loss in the value of a joint venture and (iii) miscellaneous income of $78,500 of which $66,000 is from deferred royalty and $12,500 was from various small items.

The benefit from income taxes of $47,405 is the result of a refund related to operations at Harrier Gmbh.

LIQUIDITY AND CAPITAL RESOURCES:

On June 30, 1996, the Company had total current assets of $577,518 and total current liabilities of $1,120,091 resulting in negative working capital of $542,573. Of the total current assets, $347,022 was in cash, $61,875 was in investments, $56,346 was in receivables from related parties, $99,453 was in inventory and $12,822 was in other assets.

During the year ended June 30, 1996 the Company raised approximately $157,000 in a Regulation "S" private placement of 210,000 units consisting of common stock and warrants. All proceeds raised from the private placement were used for working capital and funding of certain obligations related to the terminated research and development agreement with ADI.

The Company continues to concentrate on developing its biochemical technologies and a distribution network for the Bioptron Lamp. As disclosed in Note 6, the Company invested $200,000 and acquired a 50% interest in a joint venture that markets, distributes and sells the Bioptron Lamps and other health-related products. However, there can be no assurance that the Company will successfully develop its biochemical technologies or establish profitable distribution networks for the Lamp.

The Company has a significant working capital shortage. Its history of capital problems were intensified with the termination of the research and development agreement with ADI that left the Company with significant financial obligations for past research work. Financing for activities to date has come from the sale of the Company's stock, limited Lamp sales and short-term borrowings. To continue the development of its biochemical technologies, the Company will require substantially more capital than it currently has. There can be no assurance as to the Company's ability to fully develop and license its biochemical technologies and other products.

During the year ended June 30, 1996 the Company entered into a $500,000 loan agreement with an entity affiliated with the President and Chairman of the Board. The loan bears interest of 12% and is due on June 4, 1997. The proceeds of the note were utilized to pay approximately $140,000 in past due research related obligations, $160,000 was loaned to Glycosyn for initial working capital, and the balance was retained by the Company for its own working capital needs including professional fees related to the ADI lawsuit. Loan obligations can be paid with public securities of either the Company or its Glycosyn subsidiary. 52,100 common shares of Glycosyn has been paid to the lender at a value of $1.00 per Glycosyn share. The lender has agreed to extend the term of the note if the Company does not have funds to pay the loan back or if the value of equity stock payments is overly dilutive to the Company.(See Note 8 to the financial statements included herein.). Although the note matures in 12 months, the Company can elect to extend the term of the note for another 12 months.

This Form 10-KSB contains certain forward looking statements that involve risks and uncertainties. Certain risks and uncertainties which may impact the accuracy of forward looking statements with respect to revenues, expenses and operating results and may include, without limitation, the Company's current and future liquidity and cash flow deficits, increasing competitive pressures, general economic conditions, technological advances and the timing of operating and other expenditures.

ITEM 7.  FINANCIAL STATEMENTS

The financial statements of the Company, as indicated under ITEM 13, with the reports of Raimondo, Pettit and Glassman for fiscal year 1996 and Coopers & Lybrand for fiscal year 1995 are included beginning on page 22.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

In May, 1996 the Company changed accountants from Coopers & Lybrand to Raimondo, Pettit & Glassman. Such change was reported on a Form 8K filed on October 28, 1996. Both accountants reports include an uncertainty paragraph with respect to the Company's ability to continue as a going concern.

The Company and its accounting firms have not disagreed on any item of accounting treatment or financial disclosure.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(A)

NAME               AGE       POSITION                 SINCE
----               ---       --------                 -----

Jurg Kehrli         54       Chairman/Director        February, 1987
William P. Cordeiro 52       Director                 June, 1994
Kevin DeVito        36       President/Director       July, 1992
Candace Beaver      35       Secretary and            June, 1991
                             Chief Financial Officer

All Directors and Executive Officers of the Company, are elected or appointed, respectively, to serve for a one year term and hold their office until their successors are elected or appointed and qualified.

The following is a brief resume of each Director and Executive Officer of the
Company:

Jurg Kehrli, Chairman, was formerly the President and a principal shareholder of Kehrli Rontgen A.G. from which the Company originally acquired the rights to a substantial number of its products. Mr. Kehrli is the son of the founder of Kehrli Rontgen, A.G., a manufacturer of X-ray equipment which he managed for 22 years prior to his affiliation with the Company. Mr. Kehrli is currently an independent financial and management consultant for European-based companies.

Dr. William P. Cordeiro, Director, holds a B. S. in Biology from the University of San Francisco, an MBA in Finance from the University of Southern California, and a Ph.D. in Executive Management from the Peter Drucker Graduate Management Center, the Claremont Graduate School. He is an associate professor in the Management Department of California State University's School of Business and Economics in Los Angeles, co-founder of Bartik, Cordeiro and Associates, Inc. and was previously Vice chairman of the Veta Grande Companies, Inc. and Planning Manager for ARCO.

Kevin DeVito, President and Director, is a former financial consultant, having previously been employed in this function with Cigna Financial Services, Inc. He graduated from the University of California, Los Angeles. Mr. DeVito joined the Company in 1990 as marketing manager and was promoted to President in July 1992. Mr. DeVito's initial project for the Company was the attainment of the Company's initial medical-use approvals for the Bioptron Lamp.

Candace Beaver, Secretary and Chief Financial Officer, was formerly the Controller of Addison Design Consultants, Inc., an international design and corporate identity firm. She is a graduate of the University of California, Berkeley. Mrs. Beaver has worked in both the public and private accounting profession for the past 10 years.

Those required to make filings under Section 16(a) have done so on a timely basis.

ITEM  10   EXECUTIVE COMPENSATION

The Summary Compensation Table below includes, for each of the fiscal years ended June 30, 1996, 1995, and 1994 individual compensation for services to the Company and its subsidiaries of the Chief Executive Officer (the "Named Officer").


                              SUMMARY COMPENSATION TABLE

                                                       Long Term Compensation
                             Annual Compensation               Awards          Payouts
                             -------------------      ----------------------   -------
(a)        (b)        (c)         (d)            (e)       (f)       (g)       (h)       (i)

                                               Other
Name                                           Annual    Restricted                     All Other
and                                            Compen-   Stock                 LTIP     Compen-
Principal                                      sation    Award(s)   Options/   Payouts  sation
Position (4)  Year     Salary($)    Bonus ($)  ($) (1)      ($)     SARs (#)    ($)       ($)
-------------  ----     ---------    ---------  -------   --------   --------   ------   ------
Kevin DeVito  1996       94,994 (2)    -0-       (1)       ---       ---         ---      (2)
President     1995      116,233 (3)    -0-       (1)       ---       ---         ---      (3)
              1994      131,800 (4)    -0-       (1)       ---       ---         ---      (4)


(1) Include $3,600 per year for car allowance and $1,680 per year for executive insurance.
(2) Includes $10,994 in deferred compensation earned in fiscal years 1995 and 1996.
(3) Includes $4,802 in deferred compensation earned in fiscal year 1994 and paid in fiscal year 1995.
(4) Includes $26,000 in deferred compensation earned in fiscal year 1993 and paid in fiscal year 1994.
(5) No other employees earned in excess of $100,000 during the year ended June 30, 1996.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

No options were granted in fiscal year 1996.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

Shown below is information with respect to the exercise of options granted under the 1990 Incentive Stock Option Award Plan to the Named Officer and held by him at June 30, 1996.

                                                             Value of
                                                             Unexercised
                                          Unexercised        In-the-Money
                                          Options/SARs at    Options/SARs at
                                          6/30/96            6/30/96
            Shares Acquired  Value        Exercisable/       Exercisable/
Name         on Exercise (#)  Realized(s)  Unexercisable (#)  Unexercisable ($)
------------ ---------------  -----------  -----------------  -----------------
Kevin DeVito      -0-           -0-          216,666/0           $0.00/0

DIRECTOR COMPENSATION

Dr. Cordeiro is paid a Director's fee of $500 per month. No other Director compensation was paid during fiscal year 1996.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

During fiscal 1996, all matters concerning executive officer compensation were addressed by the entire Board of Directors since the Company did not have a compensation committee.

EMPLOYMENT AGREEMENTS AND STOCK OPTIONS

Effective July 1,1992, the Company entered into a five year employment agreement with Kevin DeVito, (the "1992 Agreement"). Under the 1992 Agreement, Mr. DeVito will receive an annual salary of $110,000, to be increased each year by a factor equal to increases in the Consumer Price Index. Mr. DeVito will also receive an incentive bonus, following the end of each fiscal year during which Mr. DeVito is employed by the Company, if the Company meets certain profitability levels. To date, Mr. DeVito has received no salary increases. During the normal course of business Mr. DeVito and the staff provide certain professional and consulting services for Corporate Assistance Company, Inc. ("CAC") which is owned by Mr. DeVito. A portion of the fees earned by CAC are paid to the Company for use of staff time.

Mr. DeVito will receive a bonus of: (i) $1,000 if the Company has profits of between $50,000 and $99,000, (ii) $2,000 if the Company has profits of between $100,000 and $249,000, (iii) $5,000 if the Company has profits of between $251,000 and $500,000, and (iv) $10,000 if the Company has profits of between $501,000 and $999,000. If the Company has profits in excess of $1,000,000, the Board of Directors will determine the amount of the bonus.

STOCK OPTION PLAN

During the year ended June 30, 1990, the Company adopted the 1990 Plan. A total of 1,500,000 shares of common stock may be issued under the 1990 Plan and have been reserved by the Board of Directors for that purpose. Options may be granted to Directors, Officers, employees and other individuals at terms and exercise prices as determined by the Board of Directors.

No options were granted to officers and directors during the year ended June 30, 1996.

ITEM  11      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of September 30, 1996, the number of shares of the Company's common stock, par value $0.001 per share, held beneficially by each person who was known by the Company to own beneficially more than 5% of the Company's common stock, each current Director and all Officers and Directors as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares subject to community property laws where applicable.


         Name &                             Amount &
Title    Address of                         Nature of           Percent
of       Beneficial                         Beneficial          of
Class    Owner                              Owner               Class(7)
-----     ----------                        ----------          --------

Common   Secom Co., Ltd.                    1,028,000           8.6%
 Stock   Shinjuku Nomura Bldg.
         1-26-2 Nishi Shinjuku
         Tokyo 163, Japan

Common   Jurg Kehrli (3)                      791,666 (1)       4.8%
 Stock

Common   Kevin DeVito (3)                     266,916 (2)       0.0%
 Stock

Common   William P. Cordeiro (3), (4)
 Stock   Bartik, Cordeiro & Associates         95,000 (5)       0.0%


Common   All Officers and                   1,176,580 (6)       5.6%
 Stock   Directors as a                     (1) (2) (5)
         group (4 persons)(3)

(1) Includes 141,666 stock options and warrants.
(2) Includes 216,666 stock options.
(3) The address for individuals listed is kept on file at the Harrier, Inc. corporate office.
(4) Dr. Cordeiro owns 44% of Bartik, Cordeiro & Associates
(5) Includes 75,000 stock options
(6) Includes 511,332 stock options and warrants
(7) Percentage includes common stock only - options have been omitted from the calculation

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following transactions were entered into by the Company with Officers, Directors, principal shareholders or affiliates of the Company. Because of the related party nature of these transactions, they cannot be considered the result of arm's length negotiations.


TRANSACTIONS WITH RELATED PARTIES

During the year ended June 30, 1994, the Company entered into a management consulting arrangement with Bartik, Cordeiro & Associates, Inc. (BCA). Dr. Cordeiro, a Director of the Company, is a partner in BCA. Total payments made to BCA through June 30, 1996 were approximately $7,875. Dr Cordeiro has provided various consulting services for New Capital AG and certain New Capital AG. clients. New Capital AG is a partnership owned primarily by the Chairman and the President of the Company. Dr. Cordeiro did not consult with New Capital on any services connected with the $500,000 loan described below.

During the year ended June 30, 1996, the Company sold 346 Bioptron Lamps to its 50%-owned joint venture for $17,300.

During the year ended June 30, 1996 the Company entered into a $500,000 loan agreement with an entity affiliated with the President and the Chairman of the Board. The loan bears interest of 12% and is due on June 4, 1997. Loan obligations can be paid with securities of either the Company or its Glycosyn subsidiary. Common shares of Glycosyn have been paid to the lender at a value of $1.00 per Glycosyn share. The lender has agreed to extend the term of the note if the Company does not have funds to pay the loan back or if the value of common stock payments is overly dilutive to the Company.(See Note 8 to the financial statements included herein.). The lender (New Capital Investment Fund) is currently advised on certain transactions by two of the Company's Director's, Mr. Kehrli and Mr. DeVito. Both Mr. Kehrli and Mr. DeVito abstained from voting on the approval of the loan by the Company's board.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

Filed as an Exhibit I to the Form 10-KSB for the year ended June 30, 1996 is the loan agreement between Harrier, Inc. and New Capital Investment Fund. Form 8-K for the change in accountants was filed with the Securities and Exchange Commission on October 28, 1996.

FINANCIAL STATEMENTS AND SCHEDULES

Report of Raimondo, Pettit & Glassman, independent accountants with respect to the year ended June 30, 1996.
Report of Coopers & Lybrand, independent accountants with respect to the year ending June 30, 1995.
Consolidated Balance Sheet as of June 30, 1996.
Consolidated Statements of Operations for the years ending June 30, 1996 and 1995.
Consolidated Statements of Stockholders Equity, for the years ending June 30, 1996 and 1995.
Consolidated Statements of Cash Flows for the years ending June 30, 1996 and
1995.
Notes to Consolidated Financial Statements.

Financial Statement Schedules are omitted because they are not applicable or because the required information is contained in the Consolidated Financial Statements or the notes thereto.

                        EXHIBITS

   Exhibit
    No.                      Description

    3(i)                     Articles of Incorporation (1)
                             Amendment to Articles of Incorporation

    3(ii)                    Bylaws (1)

    10.1                     Agreement with Licensia Export Trading Co. dated
                             December 12, 1986 (2)

    10.2                     Agreement with Erich Klemke, Ph.D., dated June 6,
                             1988 (3)

    10.3 Amendment to agreement with European Investment and Equity Trading dated March 30, 1989 (5)

    10.4                     Distribution agreement with Mobal AG, dated
                             January 17, 1989  (4)

    10.5                     1989 Stock Option and Stock Award Plan  (1)

    10.6 Warrant Agreement dated as of November 13, 1989 among Harrier, Inc. ASFAG AG and Martin S. Wohnlich (5)

    10.7                     Agreement dated November 10, 1989 between Tibech
                             AG and Bioptron AG  (5)

    10.8                     Agreement dated February 7, 1990 between Tibech AG
                             and Bioptron AG  (5)

    10.9 Sales Agreement for HDC AG stock between Dr. Carl Odermatt and the Company (5)

    10.10 Distribution Agreement with Planeta, dated September 1, 1991 (with accompanying unofficial translation. (6)

    10.11                    University of Michigan Agreement dated October 17,
                             1992.  (10)

    10.12                    University of Michigan Agreement dated March 18,
                             1992.  (10)

    10.13 Sale of Assets Agreement by and between the Registrant and a German Investor (8)

    10.14 Agreement to Dissolve Joint Research and Development Project by and between the Registrant and Tecno-Bio CO., Ltd. (9)

    10.15 Purchase and License Agreement of HDC AG by and between the Registrant and Tecno-Bio CO., Ltd. T
                             (9)

    10.16 Harrier, Inc. / American Diagnostica Inc. R&D Joint Venture Agreement (11)

    10.17 Loan Agreement between New Capital Investment Fund and Harrier, Inc.

    21                       Subsidiaries of the Registrant  (6)

---------------

(1) Filed as an exhibit to Proxy Statement dated May 14, 1990, filed on May 16, 1990 (File No 1-9925), incorporated herein by reference.
(2) Filed as an exhibit to Report on form 10-K for the year-ended June 30, 1987, filed on March 18, 1988 (File No 1-9925), incorporated by reference.
(3) Filed as an exhibit to Report on form 10-K for the year-ended June 30, 1988, filed on November 3, 1988 (File No 1-9925), incorporated herein by reference.
(4) Filed as an exhibit to Report on form 10-K for the year-ended June 30, 1989, filed on October 13, 1989 (File No 1-9925), incorporated herein by reference.
(5) Filed as an exhibit to Report on form 10-K for the year-ended June 30, 1990, filed on October 13, 1990 (File No 1-9925), incorporated herein by reference.
(6) Filed as an exhibit to Report on form 10-K for the year-ended June 30, 1991, filed on October 13, 1991 (File No 1-9925), incorporated herein by reference.
(7) Filed as an exhibit to Report on form 8-K dated July 27, 1990,, filed on September 6, 1990 (File No 1-9925), incorporated herein by reference.
(8) Filed as an exhibit to Report on Form 8-K dated July 10, 1992, filed on July 31, 1992 (File No 1-9925), incorporated herein by reference.
(9) Filed as an exhibit to Report on form 8-K dated August 1, 1992, filed on August 26, 1992 (File No 1-9925), incorporated herein by reference.
(10) Filed as an exhibit to Report on form 10-K for the year-ended June 30, 1992, filed on October, 24, 1992 (File No. 1-9925), incorporated herein by reference.
(11) Filed as an exhibit to Report on Form 10-K for the year-ended June 30, 1993, filed on November 25, 1993 (File No. 1-9925), incorporated herein by reference.

REPORTS ON FORM 8-K

A change of accountants was filed on Form 8-K on October 28, 1996.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                            HARRIER, INC.

Date:  November 27, 1996                By   /s/Jurg Kehrli
                                            ------------------------------
                                            Jurg Kehrli, Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date:  November 27, 1996               By   /s/Jurg Kehrli
                                            ------------------------------
                                            Jurg Kehrli, Chairman

Date: November 27, 1996                 By   /s/Kevin DeVito
                                            ------------------------------
                                            Kevin DeVito, President
                                            and Director

Date:  November 27, 1996                By   /s/William P. Cordeiro
                                            ------------------------------
                                            William P. Cordeiro
                                            Director

Date:  November 27, 1996               By   /s/Candace M. Beaver
                                            ------------------------------
                                            Candace M. Beaver
                                            Secretary and CFO

                                                                   HARRIER, INC.

                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT                                               23

REPORT OF INDEPENDENT ACCOUNTANTS                                     24 - 25

FINANCIAL STATEMENTS
    Consolidated Balance Sheet                                             26
    Consolidated Statements of Operations                                  27
    Consolidated Statements of Changes in
       Stockholders' Equity (Deficit)                                      28
    Consolidated Statements of Cash Flows                             29 - 30
    Notes to Consolidated Financial Statements                        31 - 44

                                     [LETTERHEAD]

                            INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Harrier, Inc.
Hermosa Beach, California

We have audited the accompanying consolidated balance sheet of Harrier, Inc., for the year ended June 30, 1996 and the related statement of operations, changes in stockholders' equity (deficit), and cash flows for the year then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the year ended June 30, 1995 were audited by other auditors, whose report, included elsewhere in this Form 10-KSB, included an explanatory paragraph with respect to the Company's ability to continue as a going concern and an explanatory paragraph with respect to a contingency.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harrier, Inc. as of June 30, 1996 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has negative working capital and a stockholders' deficit. The Company's continued existence depends primarily on its ability to raise additional debt or equity financing, to develop and market its biochemical technologies, and the attainment of profitable results with respect to the sales and royalty income relating to the Bioptron Lamps. These matters raise substantial doubt about the Company's ability to continue as a going concern. Manage- ment's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/ Raimondo, Pettit & Glassman

                                        RAIMONDO, PETTIT & GLASSMAN


Torrance, California
September 6, 1996

                          REPORT OF INDEPENDENT ACCOUNTANTS
                                     -----------

Board of Directors
Harrier, Inc.


We have audited the consolidated statements of operations, stockholders' equity, cash flows for the year ended June 30, 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of Harrier, Inc.'s operations and cash flows for the year ended June 30, 1995, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going-concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit. The Company's continued existence depends primarily on its ability to develop and market its biochemical technologies and the Calorimeter, which will require additional equity and/or debt financing, and the attainment of profitable results, in terms of sales and royalty income, with the Bioptron Lamps. The realization of the above factors and plans must be viewed as questionable, thereby raising substantial doubt about the Company's ability to continue as a going-concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 13 to the consolidated financial statements, the Company is a defendant in a civil action alleging wrongful termination, substantial compliance and that the Company was indebted to the plaintiff for unspecified damages. Although the Company believes it has mentorious defenses to these claims and that the claims are substantially without merit, the ultimate outcome of this litigation cannot presently be determined. Accordingly, no provision for any liability that may result upon adjudication has been made in the accompanying consolidated financial statements.


/s/ Coopers & Lybrand L.L.P.

Newport Beach, California
September 1, 1995

                                                                   HARRIER, INC.

                                                      CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

JUNE 30,                                                                    1996
--------------------------------------------------------------------------------

ASSETS

Cash and cash equivalents                                         $    347,022
Investments, net                                                        61,875
Amounts receivable from related parties                                 56,346
Inventory                                                               99,453
Other current assets                                                    12,822
--------------------------------------------------------------------------------

Total current assets                                                   577,518
--------------------------------------------------------------------------------

Property and equipment, net                                             12,554
Investments, net                                                       123,406
Intangible assets, net                                                  35,509
--------------------------------------------------------------------------------

TOTAL ASSETS                                                      $    748,987
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Accounts payable and accrued expenses                             $    616,424
Convertible note payable to related party                              503,667
--------------------------------------------------------------------------------

Total current liabilities                                            1,120,091
--------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCY (NOTES 9, 10, 12 AND 13)

STOCKHOLDERS' DEFICIT

Common stock, $.001 par value - authorized,
  30,000,000 shares; issued and outstanding,
  11,968,394 shares                                                     11,968
Additional paid-in capital                                          15,225,740
Accumulated deficit                                                (15,571,103)
Cumulative translation adjustment                                      (37,709)
--------------------------------------------------------------------------------

Total stockholders' deficit                                           (371,104)
--------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                       $    748,987
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                   HARRIER, INC.

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

FOR THE YEARS ENDED JUNE 30,                           1996           1995
--------------------------------------------------------------------------------

SALES                                              $     66,687   $    234,308
COST OF SALES                                           123,724        190,909
--------------------------------------------------------------------------------

GROSS PROFIT                                            (57,037)        43,399
--------------------------------------------------------------------------------

EXPENSES
  Selling, general and administrative                   587,410        559,000
  Salaries and related expenses                         418,445        391,410
  Research and development                              176,773        493,883
  Amortization and depreciation                          23,895         31,553
--------------------------------------------------------------------------------

TOTAL EXPENSES                                        1,206,523      1,475,846
--------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                 (1,263,560)    (1,432,447)
--------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
  Collaborative agreements with related parties             -           79,647
  Interest income, net                                    5,905         14,767
  Write off of intangible assets                       (134,923)           -
  Gain on sale of marketable securities                     -           43,200
  Miscellaneous income                                   78,500        105,750
  Amortization and equity in loss of joint venture      (50,108)       (26,486)
  Unrealized loss on investment                          (8,775)       (30,600)
--------------------------------------------------------------------------------

TOTAL OTHER INCOME (EXPENSE)                           (109,401)       186,278
--------------------------------------------------------------------------------

LOSS BEFORE PROVISION FOR INCOME TAXES               (1,372,961)    (1,246,169)

PROVISION FOR (BENEFIT FROM) INCOME TAXES               (47,405)        86,186
--------------------------------------------------------------------------------

NET LOSS                                           $ (1,325,556)  $ (1,332,355)
--------------------------------------------------------------------------------

NET LOSS PER COMMON SHARE                          $      (0.11)  $      (0.12)
--------------------------------------------------------------------------------

AVERAGE COMMON SHARES OUTSTANDING                    11,783,861     10,573,520
--------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                                                   HARRIER, INC.

            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
--------------------------------------------------------------------------------

FOR THE YEARS ENDED JUNE 30, 1996 AND 1995
--------------------------------------------------------------------------------



                                                                                                         Total
                                   Common Stock          Additional                    Cumulative    Stockholders
                                   ------------           Paid-in       Accumulated    Translation      Equity
                                Shares     Amount         Capital         Deficit      Adjustment      (Deficit)
------------------------------------------------------------------------------------------------------------------
Balances, July 1, 1994        9,626,180   $  9,626     $ 13,604,092   $ (12,913,192)   $  (46,153)    $  654,373

Issuance of common stock,
     net of $160,313 in
     offering costs           2,058,086      2,058        1,409,485                                    1,411,543

Net loss for the year
     ended June 30, 1995                                                 (1,332,355)                  (1,332,355)

Translation adjustment as
     of June 30, 1995                                                                       8,501          8,501
------------------------------------------------------------------------------------------------------------------

Balances, July 1, 1995       11,684,266     11,684       15,013,577     (14,245,547)      (37,652)        742,062

Issuance of common stock,
     net of $15,750 in
     offering costs             284,128        284          212,163                                       212,447

Net loss for the year
     ended June 30, 1996                                                               (1,325,556)     (1,325,556)

Translation adjustment as
     of June 30, 1996                                                                         (57)            (57)
------------------------------------------------------------------------------------------------------------------

Balances, June 30, 1996      11,968,394   $ 11,968     $ 15,225,740   $ (15,571,103)  $   (37,709)   $   (371,104)
------------------------------------------------------------------------------------------------------------------




                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                   HARRIER, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

FOR THE YEARS ENDED JUNE 30,                          1996           1995
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       $  (1,325,556)  $ (1,332,355)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
     Depreciation and amortization                      23,895         31,553
     Provision for uncollectible amounts               (16,014)          (789)
     Write-down of inventory                            74,767            -
     Write-off of uncollectible amounts                 61,811            -
     Miscellaneous income recognized upon sale
       of inventory                                    (66,000)      (105,750)
     Amortization and equity in loss of joint venture   50,108         26,486
     Unrealized loss on investment                       8,775         30,600
     Write-off of intangible assets                    134,979            -
     Services received and loan fees in exchange
       for stock                                        55,100         16,682
     Accrued interest                                    3,667            -
     Increase (decrease) resulting
       from changes in:
         Accounts receivable, trade                     (3,541)         7,844
         Amount receivable from sale of assets          17,000         70,000
         Receivables from joint research and
           development agreement                        34,680        (21,087)
         Receivables from related parties               29,539        (51,190)
         Inventory                                      61,446        141,665
         Other current assets                            1,280         20,862
         Accounts payable and accrued expenses          62,908        396,001
         Income tax payable                                -          (60,616)
--------------------------------------------------------------------------------

Net cash used in operating activities                 (791,156)      (830,094)
--------------------------------------------------------------------------------

CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of property and equipment                    (7,841)        (1,227)
  Intangible assets expenditures                        (5,339)        (9,989)
  Investment in joint venture                              -         (200,000)
--------------------------------------------------------------------------------

Net cash used in investing activities                  (13,180)      (211,216)
--------------------------------------------------------------------------------

                                                                   HARRIER, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------

FOR THE YEARS ENDED JUNE 30,                              1996           1995
--------------------------------------------------------------------------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Issuance of common stock                          $  157,290    $ 1,394,861
  Borrowings from related party                        500,000            -
--------------------------------------------------------------------------------

Net cash provided by financing activities              657,290      1,394,861
--------------------------------------------------------------------------------

Net (decrease) increase in cash                       (147,046)       353,551

Cash and cash equivalents, beginning of year           494,068        140,517
--------------------------------------------------------------------------------

Cash and cash equivalents, end of year              $  347,022    $   494,068
--------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
     CASH PAID DURING THE YEAR FOR:
       Interest                                     $      -      $       -
       Taxes                                        $    1,711    $    81,186
     NON-CASH INVESTING AND FINANCING ACTIVITIES:
       Stock issued for services and loan fees      $   55,100    $    16,682
--------------------------------------------------------------------------------

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                   HARRIER, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   ORGANIZATION AND DESCRIPTION OF BUSINESS

Harrier, Inc. was organized under the laws of the State of Utah on October 8, 1985 and later was reincorporated in the State of Delaware. The Company is engaged in research, development and marketing of a number of products which are at various stages of development. It is selling the Bioptron Lamp (cosmetic and medical uses) in the Western Hemisphere and is in the pre-clinical development stage of its biochemical technologies.

In March 1993, Pollution Reduction Technology, Inc. ("PRT") was organized as a wholly-owned subsidiary of the Company under the laws of the State of Delaware. PRT was initially created to facilitate the marketing and sales of the Harrier Diesel Cleaner ("HDC") product, but, due to the sale of the HDC described elsewhere, this subsidiary currently has no operations. In June 1994, the Company sold all of its HDC-related patents to an unaffiliated third party. In June 1995, PRT was renamed as Glycosyn Pharmaceuticals, Inc. ("GPI") and the Company transferred its biomedical technologies rights and obligations to GPI.

The accompanying consolidated financial statements include the accounts of Harrier, Inc. and its wholly-owned subsidiary, Harrier GmbH, a German corporation and GPI (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated.

The Company has incurred losses from inception of $15,571,103 including $1,325,556 during the year ended June 30, 1996 and, as disclosed in Note 3, the Company in September 1992 disposed of its European operations that had accounted, to that date, for a significant part of its business. In addition, as disclosed in Note 13, the Company has been informed that its partner in a drug development agreement will be unable to fund further development of the Company's biochemical technologies. The Company continues to concentrate on developing its biochemical technologies and a distribution network for the Bioptron Lamp. As disclosed in Note 6, the Company invested $200,000 and acquired a 50% interest in a joint venture that markets, distributes and sells Bioptron Lamps and other health-related products. However, there can be no assurance that the Company will successfully develop its biochemical technologies or establish profitable distribution networks for its products.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Financing for activities to date has previously come from the sale of the Company's European subsidiaries, sale of the Company's stock and short-term borrowings. To continue the development of its biochemical technologies beyond the pre-clinical testing phase, the Company will require substantially more capital than it currently has. There can be no assurance as to the Company's ability to fully develop and license its biochemical technologies and other products. The consolidated financial statements do not include any adjustments that might result from the outcome of the above-mentioned uncertainties.

                                                                   HARRIER, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MANAGEMENT'S ESTIMATES

The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

INVENTORY

Inventory, consisting primarily of finished goods, is recorded at the lower of cost or market, with cost being determined using the first-in, first-out ("FIFO") method. In fiscal year 1996, an inventory write down of $62,267 was recorded to reflect the inventory market value and is included in cost of sales.

PROPERTY AND EQUIPMENT

Property and equipment, including significant improvements thereto, are stated at cost and are depreciated using the straight-line method over an estimated useful life of 5 years. Maintenance and repairs are charged to expense as incurred.

INVESTMENTS

Investments represent equity securities and a 50% interest in an unconsolidated joint venture.

The equity securities are classified as available-for-sale and are stated at their fair market value based on quoted market prices.

The Company has no majority control over the joint venture's operations or management; accordingly, the investment in joint venture is accounted for under the equity method. The Company's share of the income or loss of the joint venture is recognized as an increase or decrease, respectively, in the Company's investment. Profits and losses on transactions with the joint venture are eliminated to the extent of the Company's ownership interest.

The Company assesses whether there has been a permanent impairment in the value of its investments by considering factors such as quoted market prices, estimated joint venture revenues and prospects and other economic factors.

                                                                   HARRIER, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.   SUMMARY OF ACCOUNTING POLICIES (CONTINUED)

INTANGIBLE ASSETS

Intangible assets include patents, product rights and technology costs. All patent, product rights and technology costs are capitalized and amortized over ten years using the straight-line method. The Company assesses whether there has been a permanent impairment in the value of intangible assets by considering factors such as expected future product revenues, anticipated product demand and prospects and other economic factors.

INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and the tax basis of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

FOREIGN CURRENCY TRANSLATION

Financial statements of foreign operations where the local currency is the functional currency are translated using exchange rates in effect at period-end for assets and liabilities and average exchange rates during the period for results of operations. Related translation adjustments are reported as a separate component of stockholders' equity. The Company has determined that the local currency of its international subsidiary is the functional currency.
Gains and losses from foreign currency transactions are generally included in operations. All references to foreign currencies in the following notes to the financial statements have been translated using June 30 year-end exchange rates, except where otherwise noted.

LOSS PER COMMON SHARE

The computation of loss per common share is based on the weighted average number of shares of common stock outstanding during the periods presented. Common stock equivalents have not been included in the loss per common share because their effect would be anti-dilutive.

                                                                   HARRIER, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

The Company considers short-term investments which have maturities of three months or less at the date of acquisitions to be cash equivalents. At June 30, 1996, the Company's cash was on deposit at four banks and exceeded the federally-insured limit by approximately $175,000.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments included in current assets and liabilities approximates fair value because of the short maturity of these items.

CONCENTRATION OF CREDIT RISK

For the years ended June 30, 1996 and 1995, the Company earned approximately 32% and 19%, respectively, of its operating revenues from one customer.

RECENT ACCOUNTING DEVELOPMENT

In October, 1995, the FASB adopted Statement No. 123, "Accounting for Stock-Based Compensation." This Statement encourages entities to adopt a fair value method of accounting for stock-based compensation plans, including stock options and warrants issued to employees. For entities which do not adopt this method, the Statement requires disclosure of the effect that the fair-value method would have on net income and earnings per share. The Statement is effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company has not determined the effect of this Statement nor has it decided when it will adopt the provisions of this Statement.


3.   SALE OF ASSETS

SALE OF BIOPTRON A.G.

Bioptron A.G. ("Bioptron") was the Company's former subsidiary which developed, manufactured and marketed the Bioptron Lamps. In September 1992, the Company sold Bioptron's assets and its share capital to an unaffiliated entity. The aggregate consideration was of approximately $3,000,000 plus a 4% royalty on future Bioptron Lamp sales. The Company retained exclusive rights to market and distribute the Bioptron Lamps in the Western Hemisphere (the "Territory") and is marketing and selling Bioptron Lamps directly and through distributors in the Territory.

                                                                   HARRIER, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

3.   SALES OF ASSETS (CONTINUED)

On June 30, 1994, the Company amended the Bioptron sales agreement and received 5,000 B1 lamps and twenty B2 lamps as payment in full, in lieu of future Bioptron royalty payments. Accordingly, the Company recorded $60,000, which was net of a $290,000 allowance, as inventory at June 30, 1994 related to this transaction. Based on sales activity during fiscal year 1996 and 1995, a $66,000 and $105,750 reduction of such allowance was recognized as miscellaneous income in 1996 and 1995.

SALE OF HDC A.G. AND RELATED TECHNOLOGIES

The Company entered into a separate agreement (the "HDC Agreement"), effective July 1, 1992, pursuant to which the Company sold the outstanding shares of HDC A.G. to the same unaffiliated party acquiring Bioptron A.G. Pursuant to the HDC Agreement, the Purchaser owns the rights to manufacture and market HDC technology and related products worldwide. As consideration, the Company was due to receive 500 SFrs per unit sold by the Purchaser, plus certain royalties. No patent or trademark rights were included in the transaction. No royalties were paid pursuant to the HDC Agreement and this agreement has been terminated as a result of the HDC technology sales agreement discussed below.

In 1993, the Company entered into an agreement with the Purchaser whereby the Purchaser agreed to pay the Company $175,000 to facilitate the Company in conducting and managing an independent third-party development study to manufacture a prototype HDC product unit. The Company received $157,500 in 1995 and collected the remaining $17,500 during fiscal year 1996.

Effective June 30, 1994 and prior to the completion of the development study, the agreement was amended to provide for the sale of all HDC-related patents to the Purchaser for a total of $100,000 inclusive of $87,500 which was then outstanding under the agreement discussed above. The Company retained exclusive rights to market and distribute the HDC in the Western Hemisphere.

                                                                   HARRIER, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.   AMOUNTS RECEIVABLE FROM RELATED PARTIES

The following is a summary of amounts receivable from related parties as of June 30, 1996:

     Employee receivable                        $ 11,276
     Receivable from joint venture partner        24,000
     Receivable from joint venture                21,070
                                                --------
                                                $ 56,346
                                                --------
                                                --------


The employee receivable is collateralized by the related employee's deferred income, bears interest at prime plus 1% (9.25% at June 30, 1996) and has no specified due date.

During the year ended June 30, 1995, the Company sold 600 Bioptron Lamps to its joint venture partner for $30,000, of which $24,000 is outstanding at June 30, 1996. Management anticipates to collect the remaining balance during fiscal year 1997.

During the year ended June 30, 1996 and 1995, the Company sold 346 Bioptron Lamps for $17,300, and 75 Bioptron Lamps and 20 Bioptron Lamp holders for $3,770 to its 50%-owned joint venture. In addition, the Company paid $13,621 in startup costs on behalf of the joint venture during the year ended June 30, 1995.


5.   PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at cost, less accumulated depreciation as of June 30, 1996:

     Equipment                     $ 44,493
     Furniture and fixtures          16,950
                                   --------

                                     61,443

     Accumulated depreciation       (48,889)
                                   --------
                                   $ 12,554
                                   --------
                                   --------


Total depreciation expense for the years ended June 30, 1996 and 1995 was $4,396 and $8,158, respectively.

                                                                   HARRIER, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6.   INVESTMENTS

The following is a summary of investments, net as of June 30, 1996:

     Available-for-sale equity securities         $  101,250
     Valuation allowance                             (39,375)
                                                  ----------
     Amortized cost (and fair market value)       $   61,875
                                                  ----------
                                                  ----------
     Investment in joint venture                  $  123,406
                                                  ----------
                                                  ----------

During the year ended June 30, 1996 and 1995, the Company recorded a $8,775 and $30,600 valuation allowance to reduce its investment in equity securities to its estimated net realizable value based on quoted market prices. Since management believes that the decline in market price is permanent, the Company has recorded the change in valuation allowance in the 1996 and 1995 consolidated statement of operations.

During the year ended June 30, 1995, the Company acquired a 50% interest in Derma Ray International Limited Liability Corporation ("Derma Ray") for a $200,000 initial capital contribution. The excess of the Company's contribution over its equity in the joint venture's net amount amounted to $50,000 and is amortized over five years. Derma Ray was formed to market, distribute and sell various health and cosmetic products, including the Company's Bioptron Lamps. During the year ended June 30, 1996 and 1995, Derma Ray incurred losses of $68,550 and $52,976, of which $34,275 and $26,486 were allocated to the Company and recorded in the 1996 and 1995 Consolidated Statements of Operations.

                                                                   HARRIER, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

6.   INVESTMENTS (CONTINUED)

Condensed financial information (unaudited) relating to Derma Ray is as follows:

     CONDENSED BALANCE SHEET                                      JUNE 30
     -----------------------                                   ------------
                                                                   1996
     ASSETS

     Cash                                                      $      1,055
     Inventories                                                    121,879
     Investment in Naturade, Inc.'s common stock                    100,000
                                                               ------------

                                                               $    222,934
                                                               ------------
                                                               ------------

     LIABILITIES AND EQUITY

     Accounts payable and accrued expenses                     $     44,455
     Equity                                                         178,479
                                                               ------------
                                                               $    222,934
                                                               ------------
                                                               ------------


                                                                 November, 1994
     CONDENSED INCOME STATEMENT                     12 MONTHS      Inception to
                                                      ENDED       June 30, 1995
                                                    ---------------------------
                                                       1996           1995

     Sales                                          $     1,814    $     7,341
                                                    --------------------------
                                                    --------------------------
     Gross Profit                                   $    (1,211)   $     4,671
                                                    --------------------------
                                                    --------------------------
     Expenses                                       $    67,339    $    57,647
                                                    --------------------------
                                                    --------------------------
     Net Loss                                       $   (68,550)   $   (52,976)
                                                    --------------------------
                                                    --------------------------

                                                                   HARRIER, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.   INTANGIBLE ASSETS

The following is a summary of intangible assets, net as of June 30, 1996:

     Patents and patent applications    $   37,220

     Accumulated amortization               (1,711)
                                        ----------
                                        $   35,509
                                        ----------
                                        ----------

The Company has filed individual and continuation-in-part patents on its modified glycosylation compounds and related chemical processes since January 1990. In September, 1992, the Company filed new patent applications covering significant additions to its glycosylation process. These patents, which have subsequently been issued, are co-owned by the Company and the University of Michigan because they involve technologies developed pursuant to research agreements entered into with the University. Compensation to the University for future revenues generated from technology related to the co-owned patents has not been determined at this time.

Total amortization charged to operations was $19,499 and $23,395 for the years ended June 30, 1996 and 1995, respectively.

During fiscal year 1996, the Company abandoned and wrote off all intangibles relating to the Calorimeter. The net write off of $134,923 is included in the fiscal 1996 Consolidated Statement of Operations.


8.   CONVERTIBLE NOTE PAYABLE TO RELATED PARTY

On June 9, 1996, the Company entered into a $500,000 loan agreement with an entity affiliated with the President and the Chairman of the Board. The loan bears interest of 12% and is due on June 4, 1997. At the Company's option, the loan's principal and interest can be repaid using the Company's stock (or its subsidiary's stock, if publicly traded), valued at 75% of the average price 90 days preceding the repayment date. In consideration for entering into the agreement, GPI issued 52,100 shares, valued to represent 1% in loan fees.

                                                                   HARRIER, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

9.   COMMON STOCK AND STOCK OPTION PLAN

During the year ended June 30, 1996, the Company issued 284,128 shares for a total of $212,447 ($157,290 in cash), net of approximately $15,750 in stock offering costs, and including 290,000 common stock purchase warrants (see Note
10).

During the year ended June 30, 1995, the Company issued 2,058,086 shares for a total of $1,411,543 ($1,394,861 in cash), net of approximately $160,313 in stock offering costs, and including 1,964,367 common stock purchase warrants (see Note
10).

During the year ended June 30, 1990, the Company adopted an incentive stock option and award plan. A total of 1,500,000 shares of common stock may be issued under the plan and have been reserved by the board of directors for that purpose. Options may be granted to directors, officers, employees and other individuals at terms and exercise prices as determined by the board of directors. The following is a summary of all common stock options outstanding:

                                                June 30,
                                        --------------------------
                                           1996          1995

     Outstanding, beginning of year       1,052,998       978,000
     Granted                                  -           450,000
     Cancelled                             (239,002)     (375,002)
     Exercised                                -             -

     Outstanding, end of year               813,996     1,052,998
                                        -----------    ----------
                                        -----------    ----------
     Exercisable, end of year               813,996     1,052,998
                                        -----------    ----------
                                        -----------    ----------

In 1996, there were no options granted by the Company. In 1995, the Company granted 450,000 options at an exercise price of $0.50 per share to directors and executives. Each option allows the holder to purchase one share of common stock at the exercise price at any time after the vesting date, which has been immediate, and before the expiration date.

                                                                   HARRIER, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10.  WARRANTS

Convertibility rights attached to the warrants outstanding are as follows:

- SERIES C AND D COMMON STOCK PURCHASE WARRANTS - Each Series C warrant allows the holder to purchase one share of the Company's common stock at $0.70 per share through December 31, 1996. Each Series D warrant allows the holder to purchase one share of the Company's common stock at $1.00 per share through June 30, 1997. No warrants were exercised during the years ended June 30, 1996 and 1995. As of June 30, 1996, 213,240 Series C and 213,240 Series D warrants remain outstanding.


- 1994 PRIVATE PLACEMENT COMMON STOCK PURCHASE WARRANTS - Each 1994 private placement warrant allows the holder to purchase one share of the Company's common stock at prices ranging from $0.70 to $1.50 per share for two years from the date of the related 1994 private placement purchase. One warrant was granted for every two shares purchased in the private placement. 0 and 50,000 warrants were exercised during the years ended June 30, 1996 and 1995, respectively. As of June 30, 1996, 352,250 such warrants remain outstanding and expire from September 1996 through June 1997.

- 1995 PRIVATE PLACEMENT COMMON STOCK PURCHASE WARRANTS - Each 1995 private placement warrant allows the holder to purchase one share of the Company's common stock at prices ranging from $0.70 to $1.50 per share for two years from the date of the related private placement purchase. One warrant was issued for every two shares purchased in the private placement. No warrants were exercised during the years ended June 30, 1996 and 1995. As of June 30, 1996, 1,964,367 warrants remain outstanding and expire from September 1996 through August 1997.

- 1996 COMMON STOCK PURCHASE WARRANTS - Each warrant allows the holder to purchase one share of the Company's common stock at prices ranging from $0.22 to $0.70 per share from between one and two years from the date of the related purchase. One warrant was granted for each share purchased.
     No warrants were exercised during the year ended June 30, 1996. As of June 30, 1996, 290,000 warrants remain outstanding and expire from November 1997 through March 1998.

                                                                   HARRIER, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

11.  INCOME TAXES

The components of the provision for income taxes (tax benefit) are as follows:

                      For the Years Ended June 30,
                      ----------------------------
                           1996           1995
                           ----           ----

     Current:
       State             $     800      $     800
       Foreign             (48,205)        85,386
                         ---------      ---------
                           (47,405)        86,186
     Deferred                -              -

                         $ (47,405)     $  86,186
                         ---------      ---------
                         ---------      ---------

The tax benefit in the current year relates to a foreign tax refund on taxes paid in the previous year.

The reconciliation of the effective tax rates and U.S. statutory tax rates are as follows:

                                          For the Years Ended June 30,
                                          ----------------------------

                                                  1996     1995
                                                  ----     ----
     Tax benefit at statutory rate                (34%)    (34%)
     Foreign tax                                  ( 3%)      6%
     Change in valuation allowance                 34%      34%
                                                 -----    -----
                                                    3%       6%
                                                 -----    -----
                                                 -----    -----

At June 30, 1996, the Company has net operating loss carryforwards, for income tax reporting purposes, of approximately $11,027,947 and $3,436,315 available to offset future federal and California taxable income, respectively. The federal carryforwards expire in 2009 and the California carryforwards expire in 1998. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382.

                                                                   HARRIER, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

11.  INCOME TAXES (CONTINUED)

At June 30, 1996, the Company had available tax credit carryforwards comprised of federal and state research and experimentation credits of $57,467 and $9,673, respectively. The California federal and research and experimentation credit carryforwards expire in 2009 and 1998, respectively.

At June 30, 1996, the Company had approximately $3.9 million in capital loss carryforwards which are available until 1998 to offset capital gains for federal and California state tax purposes. Since it is not determinable at this time whether such credits will ever be realizable, they are not considered as deferred tax assets.

The components of the net deferred tax asset and (liability) are as follows:

                                                    For the Years Ended June 30,
                                                   ----------------------------
                                                       1996           1995
                                                       ----           ----

     State taxes                                   $        340   $        272
     Inventory obsolescence reserve                           0         13,047
     Royalty income                                      51,202        118,750
     Net operating loss carryforward                  4,059,141      3,490,666
     Patents                                               (118)        40,030
     Credits                                             67,140         36,022
     Other                                               33,601         24,345
                                                   ------------   ------------

       Subtotal                                       4,211,306      3,723,132

       Valuation allowance                           (4,211,306)    (3,723,132)
                                                   ------------   ------------
       Total                                       $    -         $    -
                                                   ------------   ------------
                                                   ------------   ------------


12.  COMMITMENTS

OPERATING LEASES

The Company leases office space under operating leases that expire throughout fiscal year 1999. Total rent expense amounted to $41,597 and $42,628 for the years ended June 30, 1996 and 1995, respectively.

                                                                   HARRIER, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

12.  COMMITMENTS (CONTINUED)

OPERATING LEASES (CONTINUED)

Minimum future rental payments under the noncancelable operating leases are as follows as of June 30:

               1997      $ 40,685
               1998        29,310
               1999         3,760
                         --------

                         $ 73,755
                         --------
                         --------

13.  CONTINGENCY - JOINT RESEARCH AND DEVELOPMENT AGREEMENT

On May 1, 1993, the Company completed a drug development agreement with American Diagnostica, Inc. ("ADI"), a private company located in Greenwich, Connecticut. Pursuant to the agreement, ADI is required to develop and test synthetic drugs using the Company's proprietary glycosylation processes. ADI has committed to pay the Company $5,000 per month over 100 months and expend at least $800,000 for research and development. In exchange, ADI will acquire a 40% interest in the Company's glycosylation processes. Amounts due the Company from ADI pursuant to this agreement are recorded as amounts receivable from joint research and development agreement at June 30, 1995 and are substantially offset by corresponding amounts of deferred revenue.

During June 1995, ADI informed the Company that it was unable to fund any further obligations pursuant to the research and development portion of the drug development agreement. The Company then terminated the related agreement for, among other things, anticipatory repudiation. On August 24, 1995, ADI filed a civil action for money damages alleging wrongful termination, substantial compliance under the agreement, and that the Company was indebted to the plaintiff for damages in an unspecified amount, plus punitive damages, attorney fees and interest. In December, 1995, Harrier moved the court for an order compelling the plaintiff to submit the dispute to arbitration. In September, 1996, the court granted the Company's motion, staying all proceedings pending the conclusion of mandatory arbitration in California, as the parties provided in the research and development agreement. Management believes that it has meritorious defenses to all of ADI's claims and that the claims are substantially without merit. Under current circumstances, no determination can be made as to the ultimate outcome of the litigation or as to the necessity for any provision in the accompanying consolidated financial statements for any liability that may result from an unfavorable outcome.