Form 10QSB
period 1996-09-30
HARRIER INC
filed 1996-12-20
CIK 789847

--------------------------------------------------------------------------------
               U.S. SECURITIES & EXCHANGE COMMISSION
                      Washington, D.C. 20549


                           FORM 10-QSB
              Quarterly Report Under Section 13 or 15(d)
                of the Securities Exchange Act of 1934


For Quarter Ended: SEPTEMBER 30, 1996         Commission File Number:1-9925


                             HARRIER, INC.
                (Exact name of registrant as specified in its charter)

    DELAWARE                                                 87-0427731
  (State or Other Jurisdiction of                         (I.R.S. Employer
  Incorporation or Organization)                         Identification No.)

2200 Pacific Coast Highway, Suite 301, Hermosa Beach, California        90254
               (Address of Principal Executive Offices)               (Zip Code)


                                Not Applicable
     --------------------------------------------------------------------
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

As of December 20, 1996 the Registrant had 11,967,923 shares of its common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format: Yes X  No
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

Harrier, Inc. (the "Registrant") files herewith the unaudited condensed consolidated balance sheets of the Registrant and its subsidiaries as of September 30, 1996 and June 30, 1996 (the Registrant's most recent fiscal year end), and the related unaudited condensed consolidated statements of operations for the three months ended September 30, 1996 and 1995, and statements of cash flows for the three months ended September 30, 1996 and 1995, together with the unaudited condensed notes thereto. In the opinion of management of the Registrant, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to present fairly the financial condition of the Registrant for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Registrant and the notes thereto included in the annual report of the Registrant on Form 10-KSB for the year ended June 30, 1996 on file with the Securities and Exchange Commission on December 3, 1996 is hereby incorporated by reference.

                                   HARRIER, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                      ASSETS

                                                    September 30,      June 30,
                                                        1996             1996
                                                    --------------   ----------

CURRENT ASSETS:
    Cash and cash equivalents                       $      150,853   $  347,022
    Investments, net                                        54,716       61,875
    Amount receivable from related party                    41,711       56,346
    Inventory                                               92,706       99,453
    Other current assets                                    17,289       12,822
                                                    --------------   ----------

           Total Current Assets                            357,275      577,518
                                                    --------------   ----------

PROPERTY AND EQUIPMENT, net                                 60,265       12,554
                                                    --------------   ----------

Investments, net                                           123,406      123,406
Intangible assets                                           34,578       35,509

              Total Assets                          $      575,524   $  748,987
                                                    --------------   ----------
                                                    --------------   ----------


                           LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses           $      594,255   $  616,424
    Convertible note payable to related party              519,000      503,667

           Total Current Liabilities                     1,113,255    1,120,091
                                                    --------------   ----------

STOCKHOLDERS' EQUITY:
    Common Stock                                            11,968       11,968
    Additional paid-in capital                          15,225,740   15,225,740
    Accumulated deficit                                (15,737,730) (15,571,103)
    Cumulative translation adjustment                      (37,709)     (37,709)
                                                    --------------   ----------
          Total Stockholders' Equity                      (537,731)    (371,104)
                                                    --------------   ----------

          Total liabilities and
          stockholders' equity                      $      575,524   $  748,987
                                                    --------------   ----------
                                                    --------------   ----------


NOTE: The balance sheet at June 30, 1996 has been taken from the audited financial statements at that date and condensed.

      The accompanying notes are an integral part of these financial statements.

                                  HARRIER, INC.
                             CONDENSED CONSOLIDATED
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                     For the Three Months Ended
                                                           September 30,
                                                    ---------------------------
                                                        1996           1995
                                                    ------------   ------------

SALES                                               $      7,338   $     36,610
COST OF SALES                                              6,837         37,635
                                                    ------------   ------------
GROSS PROFIT                                                 501         (1,025)
                                                    ------------   ------------
EXPENSES:
  General and administrative                              38,496        109,645
  Amortization and depreciation                            2,474          7,384
  Salaries and related expenses                          108,164        101,278
  Research and development                                 5,000        105,357
                                                    ------------   ------------
     Total Expenses                                      154,134        323,664
                                                    ------------   ------------
LOSS FROM OPERATIONS                                    (153,633)      (324,689)
                                                    ------------   ------------
OTHER INCOME (EXPENSES):
  Collaborative income                                         0          5,000
  Royalty income                                               0         12,950
  Interest expense                                       (12,694)         5,039
                                                    ------------   ------------
     Total Other Income (Expense)                        (12,694)        22,989
                                                    ------------   ------------
     Income (loss) from continuing operations
       before provision for income taxes                (166,327)      (301,700)

Provision for income taxes                                  (300)       (12,250)
                                                    ------------   ------------

Net income (loss)                                       (166,627)      (313,950)
                                                    ------------   ------------




Net income (loss) per common shares                 $      (0.01)  $      (0.03)
                                                    ------------   ------------
                                                    ------------   ------------



                   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                   HARRIER, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                    (UNAUDITED)


                                                     For the Three Months Ended
                                                           September 30,
                                                    ---------------------------
                                                        1996           1995
                                                    ------------   ------------

Cash Flows from (used for) Operating Activities:
  Net Loss                                          $   (166,627)  $   (313,950)
                                                    ------------   ------------
  Adjustments to reconcile net income to net cash
    used by operating activities:
          Depreciation and amortization                    2,474          7,384
          Write-down of patents                                0

          Changes in assets and liabilities:
              Related party receivable                    14,637         24,169
              Accounts receivable                              0         (2,768)
              Receivable from joint venture                    0         34,680
              Inventory                                    6,747         24,599
              Other current assets                        (4,467)         7,172
              Accounts payable and accrued expenses      (22,171)       (23,897)
                                                    ------------   ------------

                 Total Adjustments                        (2,780)        71,339
                                                    ------------   ------------

                 Cash Used by Operating Activities  $   (169,407)  $   (242,611)
                                                    ------------   ------------
Cash Flows from Investing Activities:
  Increase in loan receivable                             15,333              0
  Decrease in investment                                   7,159
  Payment for property and equipment                     (49,254)           (58)
  Increase in patent costs                                     0         (1,339)

                 Cash used by Investing Activities  $    (26,762)  $     (1,397)
                                                    ------------   ------------

  Net Increase in Cash and Cash Equivalents             (196,169)      (244,008)

  Cash and Cash Equivalents at Beginning of Period       347,022        494,069
                                                    ------------   ------------

  Cash and Cash Equivalents at End of Period        $    150,853   $    250,061
                                                    ------------   ------------
                                                    ------------   ------------



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

                                   HARRIER, INC.
                     NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                               FINANCIAL STATEMENTS
                                     UNAUDITED


NOTE 1 - CONDENSED FINANCIAL STATEMENTS
         ------------------------------

The accompanying financial statements have been prepared by the Registrant without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1996, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's June 30, 1996 audited financial statements. The results of operations for the three months ended September 30, 1996 are not necessarily indicative of the operating results for the full year.


NOTE 2 - INVENTORIES
         -----------

               Inventories at September 30, 1996 and June 30, 1996 consist of:

                              September 30, 1996           June 30, 1996
                              ------------------           -------------

Finished Goods                    $92,706                     $99,453

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

     MERGER OBJECTIVES FOR THE COMPANY

In conjunction or sometime following the spin off of the Glycosyn subsidiary, the Company plans to merge with a company with significantly larger operations and financial resources. At this time the Company is in discussion with several merger candidates based in Germany and Switzerland. There can be no assurance as to the timing or success of these merger discussions.

The Company will either sell off or continue to operate the DermaRay LLC with Naturade, Inc. following the planned merger.

RESULTS OF OPERATIONS

Sales for the quarter ended September 30, 1996 decreased $29,272 from those of the prior year. The decrease is due to the Company focusing its efforts on development of the Glycosyn process and finding additional financing and/or merger candidates. (See Merger Objectives for the Company)

Operating expenses decreased from $323,664 for the three months ended September 30, 1995 to $153,134 for the three months ended September 30, 1996. The net decrease of $170,530 is a result of limited operating capital and minimal staff.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1996 the Company had current assets of $357,275 and current liabilities of $1,113,255 resulting in negative working capital of $755,980. Of the total assets at that date, $150,853 was in cash, $54,716 was in investments, $92,706 was in inventory, $41,711 was in receivables and $17,289 was in other assets.

The Company continues to concentrate on developing its biochemical technologies and a distribution network for the Bioptron Lamp. As disclosed in previous financial statements, the Company invested $200,000 and acquired a 50% interest in a joint venture that markets, distributes and sells the Bioptron Lamps and other health-related products. However, there can be no assurance that the Company will successfully develop its biochemical technologies or establish profitable networks for the Lamp.

The Company has a significant working capital shortage. Its history of capital problems were intensified with the termination of the research and development agreement with ADI that left the Company with significant financial obligations for past research work. Financing for activities to date have come from the sale of the Company's stock, limited Lamp sales and short-term borrowings. To continue the development of its biochemical technologies, the Company will require substantially more capital than it currently has. There can be no assurance as to the Company's ability to fully develop and license its biochemical technologies and other products.

During the year ended June 30, 1996 the Company entered into a $500,000 loan agreement with an entity affiliated with the President and Chairman of the Board. The loan bears interest of 12% and is due on June 4, 1997. The proceeds of the note were utilized to pay approximately $140,000 in past due research obligations, $160,000 was loaned to Glycosyn for initial working capital, and the balance was retained by the Company for its own working capital needs including professional fees related to the ADI lawsuit. Loan obligations can be paid with public securities of either the Company or it Glycosyn subsidiary. 52,100 common shares of Glycosyn has been paid to the lender at a value of $1.00 per Glycosyn shares. The lender has agreed to extend the term of the note if the Company does not have funds to pay the loan back or if the value of equity stock payments is overly dilutive to the Company. Although the note matures in 9 months, the Company can elect to extend the term of the note for another 12 months.

This Form 10-QSB contains certain forward looking statements that involve risks and uncertainties. Certain risks and uncertainties which may impact the accuracy of forward looking statements with respect to revenues, expenses and operating results and my include without limitation, the Company's current and future liquidity and cash flow deficits, increasing competitive pressures, general economic conditions, technological advances and the timing of operating and other expenditures.

                                    PART II
                                OTHER INFORMATION

------------------------------------------------------------------------------
                            ITEM 1. LEGAL PROCEEDINGS
------------------------------------------------------------------------------

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



------------------------------------------------------------------------------
                      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------------------------------------------

(A)  NONE


(B)  NONE

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                HARRIER, INC.

Dated: December 20, 1996            By  /s/Kevin DeVito
                                        ------------------------
                                        Kevin DeVito - President


                                        /s/Candance M. Beaver
                                        ------------------------
                                        Candance M. Beaver
                                        Chief Financial Officer/Secretary