Form 10QSB
period 1996-12-31
HARRIER INC
filed 1997-02-14
CIK 789847

-------------------------------------------------------------------------------

                      U.S. SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB
                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934



  For Quarter Ended: December 31, 1996           Commission File Number: 1-9925
                     -----------------                                   ------

                                  HARRIER, INC.
                                  -------------
             (Exact name of registrant as specified in its charter)


         DELAWARE                                        87-0427731
         --------                                        ----------
(State or Other Jurisdiction of                       (I.R.S. Employer
  Incorporation or Organization)                     Identification No.)


2200 Pacific Coast Highway, Suite 301, Hermosa Beach, California        90254
----------------------------------------------------------------        -----
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

As of February 14, 1997 the Registrant had 11,967,923 shares of its common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format: Yes X  No    .
                                                  ---    ---


-------------------------------------------------------------------------------

                   Page 1 of 15 consecutively numbered pages.

                                     PART 1
                              FINANCIAL INFORMATION

-------------------------------------------------------------------------------

              ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB

-------------------------------------------------------------------------------

Harrier, Inc. (the "Registrant") files herewith the unaudited condensed consolidated balance sheets of the Registrant and its subsidiaries as of December 31, 1996 and June 30, 1996 (the Registrant's most recent fiscal year end), and the related unaudited condensed consolidated statements of operations for the three and six months ended December 31, 1996 and 1995, and statements of cash flows for the three and six months ended December 31, 1996 and 1995, together with the unaudited condensed notes thereto. In the opinion of management of the Registrant, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to present fairly the financial condition of the Registrant for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Registrant and the notes thereto included in the annual report of the Registrant on Form 10-KSB for the year ended June 30, 1996 on file with the Securities and Exchange Commission on December 3, 1996 is hereby incorporated by reference.

                                   HARRIER, INC.
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                    (UNAUDITED)


                                          ASSETS

                                                         December 31,           June 30,
                                                             1996                 1996
                                                         -----------            --------
CURRENT ASSETS:
     Cash and cash equivalents                         $       60,155        $     347,022
     Investments, net                                               0               61,875
     Amount receivable from related party                      36,800               56,346
     Inventory                                                 87,702               99,453
     Other current assets                                       9,139               12,822
                                                       --------------         ------------

           Total Current Assets                               193,796              577,518
                                                       --------------         ------------
PROPERTY AND EQUIPMENT, net                                    65,588               12,554
                                                       --------------         ------------

Investments, net                                              123,406              123,406
Intangible assets                                              33,648               35,509

           Total Assets                                $      416,438        $     748,987
                                                       --------------         ------------
                                                       --------------         ------------



                               LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses             $      602,620        $     616,424
     Convertible note payable to related party                534,333              503,667

           Total Current Liabilities                        1,136,953            1,120,091
                                                       --------------         ------------


STOCKHOLDERS' EQUITY:
     Common Stock                                              11,968               11,968
     Additional paid-in capital                            15,225,740           15,225,740
     Accumulated deficit                                  (15,920,512)         (15,571,103)
     Cumulative translation adjustment                        (37,711)             (37,709)
                                                       --------------         ------------
           Total Stockholders' Equity                        (720,515)            (371,104)
                                                       --------------         ------------
           Total liabilities and
           stockholders' equity                        $      416,438        $     748,987
                                                       --------------         ------------
                                                       --------------         ------------



NOTE: The balance sheet at June 30, 1996 has been taken from the audited financial statements at that date and condensed.

The accompanying notes are an integral part of these unaudited financial statements.

                                     HARRIER, INC.
                                CONDENSED CONSOLIDATED
                                STATEMENTS OF OPERATIONS
                                       (UNAUDITED)



                                                 For the Three Months Ended      For the Six Months Ended
                                                         December 31,                    December 31,
                                                 --------------------------      ------------------------
                                                     1996             1995         1996             1995
                                                 --------------------------      --------------------------
SALES                                            $     5,330     $   10,698      $   12,668       $  47,307
COST OF SALES                                          4,837          7,690          11,674          45,325
                                                 -----------     ----------      ----------       ----------
GROSS PROFIT                                             493          3,008             994           1,982
                                                 -----------     ----------      ----------       ----------
EXPENSES:
 General and administrative                           45,626        100,522          84,122          210,164
 Amortization and depreciation                         3,757          7,384           6,231           14,769
 Salaries and related expenses                       102,135        106,424         210,299          207,701
 Research and development                                  0         75,048           5,000          180,406
                                                 -----------     ----------      ----------       ----------
   Total Expenses                                    151,518        289,378         305,652          613,040
                                                 -----------     ----------      ----------       ----------
LOSS FROM OPERATIONS                                (151,025)      (286,370)       (304,658)        (611,058)
                                                 -----------     ----------      ----------       ----------
OTHER INCOME (EXPENSE):
 Collaborative income                                      0         41,651               0           46,651
 Royalty income                                            0          1,260               0           14,210
 Loss on investment                                  (15,716)             0         (15,716)               0
 Interest income/(expense)                           (15,241)         2,308         (27,935)           7,347
                                                 -----------     ----------      ----------       ----------
   Total Other Income (Expense)                      (30,957)        45,219         (43,651)          68,208
                                                 -----------     ----------      ----------       ----------
   Income (loss) from continuing operations
       before provision for income taxes            (181,982)      (241,151)       (348,309)        (542,850)

Provision for income taxes                              (800)        54,031          (1,100)          41,781
                                                 -----------     ----------      ----------       ----------
Net income (loss)                                   (182,782)      (187,120)       (349,409)        (501,069)
                                                 -----------     ----------      ----------       ----------

Net income (loss) per common share               $     (0.02)    $    (0.01)      $   (0.03)      $    (0.04)
                                                 -----------     ----------      ----------       ----------
                                                 -----------     ----------      ----------       ----------



   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                             HARRIER, INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                    For the Six Months Ended
                                                                          December 31,
                                                              ----------------------------------
                                                                     1996                1995
                                                              ----------------------------------
Cash Flows from (used for) Operating Activities:
 Net Loss                                                     $   (349,409)        $   (501,069)
                                                              ------------         ------------
 Adjustments to reconcile net income to net cash
  used by operating activities:
   Depreciation and amortization                                     6,231               14,769
   Accrued interest                                                 30,666                    0

   Changes in assets and liabilities:
    Related party  receivable                                       19,547               24,020
    Accounts receivable                                                  0               (6,101)
    Receivable from joint venture                                        0               34,680
    Inventory                                                       11,751               30,962
    Other current assets                                             3,683                7,169
    Accounts payable and accrued expenses                          (13,807)               3,466
                                                              ------------         ------------

        Total Adjustments                                           58,071              108,965
                                                              ------------         ------------
        Cash Used by Operating Activities                     $   (291,338)        $   (392,104)
                                                              ------------         ------------
Cash Flows from Investing Activities:
 Decrease in investment                                             61,875                    0
 Payment for property and equipment                                (57,404)                 (16)
 Increase in patent costs                                                0               (1,289)
                                                              ------------         ------------
        Cash used by Investing Activities                     $      4,471          $     (1,305)
                                                              ------------         ------------
Cash Flows from Financing Activities:
 Issuance of common stock                                                0                8,095

        Net Cash Flows Provided by
        Financing Activities                                  $          0          $     8,095
                                                              ------------         ------------
 Effect of Exchange Rate Changes on Cash                      $          0          $        29
                                                              ------------         ------------
 Net Increase in Cash and Cash Equivalents                        (286,867)            (385,285)

 Cash and Cash Equivalents at Beginning of Period                  347,022              494,068
                                                              ------------         ------------
 Cash and Cash Equivalents at End of Period                   $     60,155          $   108,783
                                                              ------------         ------------
                                                              ------------         ------------

                           The accompanying notes are an integral part
                of these unaudited condensed consolidated financial statements

                                  HARRIER, INC.
                    NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                              FINANCIAL STATEMENTS
                                    UNAUDITED


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Registrant without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1996, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's June 30, 1996 audited financial statements. The results of operations for the three and six months ended December 31, 1996 are not necessarily indicative of the operating results for the full year.


NOTE 2 - INVENTORIES

         Inventories at December 31, 1996  and June 30, 1996 consist of:



                          December 31, 1996                    June 30, 1996
                          -----------------                    -------------

Finished Goods                 $87,702                            $99,453



NOTE 3 - CONVERTIBLE NOTE PAYABLE TO RELATED PARTY

On June 9, 1996, the Company entered into a $500,000 loan agreement with an entity affiliated with the President and the Chairman of the Board. The loan bears interest of 12% and is due on June 4, 1997. At the Company's option, the loan's principal and interest can be repaid using the Company's stock (or its subsidiary's stock, if publicly traded), valued at 75% of the average price 90 days preceding the repayment date. In consideration for entering into the agreement, Glycosyn Pharmaceuticals, Inc. issued 52,100 shares valued to represent 1% in loan fees.

-------------------------------------------------------------------------------
                 ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

GENERAL:

Harrier, Inc. and its subsidiaries is a Delaware corporation organized in 1985, and together with its subsidiaries (collectively "the Company") has been engaged in the discovery, development and sale of selected products and technologies in the health, fitness and medical markets. The Company's current strategic focus is to find a merger candidate. A merger is the Company's priority due its Capital Deficit (See Liquidity and Capital Resources). The Company is also managing financial and strategic operations of its 95% owned subsidiary, Glycosyn Pharmaceuticals, Inc. and working with the DermaRay International LLC, ("LLC") its 50% owned partnership in the distribution of a medical device. There still exists significant technologies primarily in the biochemical field, that are in various stages of development. The Company has transferred all of those technologies to its Glycosyn subsidiary. The Company still owns certain rights to a medical device, the Bioptron-Registered Trademark- Lamp ("Lamp"), which is currently being marketed as a pain relief medical device in limited quantities. No assurance can be given that any of the Company's products or technologies under development will be commercially successful. For the year ending June 30, 1996, Lamp sales accounted for 100% of the Company's operating revenues, and 44% of the Company's total revenue. Other revenue sources (Sale of Securities, interest income and miscellaneous revenue) represented 56% of total Company income.

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

SBIR GRANT AWARD

The Company's Glycosyn Pharmaceuticals, Inc. subsidiary recently received a notice of grant award from the National Institute of Health's Small Business Innovation Research ("SBIR") program. This particular award is for $100,000.
The grant will partially fund late stage preclinical research and development of Glycosyn's GLYCOSYLATED 7-Hydroxymethyl camptothecin analogues ("HAR Series"). These compounds have shown promising activity in several cancer models including prostate cancer. One analog, "HAR7", is active against the SK-MES lung cancer xenograft, producing tumor shrinkage in several mice. This analog is also efficacious against the PC-3 and DU-145 prostate carcinoma xenografts. The activity of HAR7 versus three solid tumor xenografts, generally nonresponsive to anticancer drugs, has been shown to be superior to currently marketed treatments. The company is seeking a partner for co-development of the HAR Series through NDA submission and market introduction.

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

     STRUCTURES TARGETED FOR DEVELOPMENT

Glycosyn is currently synthesizing proprietary glycosylated analogs of two or more antibiotics. Such antibiotics could relate to, or in fact be, compounds currently being marketed. Several candidates are in preclinical development in their NON-GLYCOSYLATED form. Glycosyn also seeks to conduct IN-VIVO evaluations of two or more antineoplastics chemically GLYCOSYLATED using its proprietary technologies. Such antineoplastics could relate to, or in fact be, compounds currently approved for use by the FDA.

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

     GLYCOSYN CHEMICAL SYNTHESIS FACILITIES

On July 31, 1996 Glycosyn concluded the construction of its chemistry laboratory. Glycosyn plans to continue development of novel glycosylated compounds and sell services utilizing its proprietary chemical synthesis methods at this new facility. Previously, the Company conducted its research and development through various grants with Universities and private organizations. The laboratory is a fully functional chemical research facility capable of small scale batch preparation of up to 100 grams of material. Larger quantities will be contracted out to a Good Manufacturing Practice ("GMP") or GMP-like facility as necessary

     ONGOING PRE-CLINICAL DEVELOPMENT (ANTI-CANCER DRUGS)

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

RESULTS OF OPERATIONS

Sales for the quarter ended December 31, 1996 decreased $5,368 from those of the prior year. The decrease is due to the Company focusing its efforts on development of the Glycosyn process and finding additional financing and/or merger candidates. (See Merger Objectives for the Company)

Operating expenses decreased from $289,378 for the three months ended December 31, 1995 to $151,518 for the three months ended December 31, 1996. The net decrease of $137,860 is a result of limited operating capital and minimal staff.

The Company's operations are primarily focused on its Glycosyn subsidiary. A substantial amount of corporate resources are being utilized to continue operations and prepare the company to emerge as an independent public entity through the prosposed Harrier, Inc. spin-off. The Company is seeking to exploit the oportunities available in receiving additional grants pertaining to the Glycosyn project.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 1996 the Company had current assets of $193,796 and current liabilities of $1,136,953 resulting in negative working capital of $943,157. Of the total assets at that date, $60,155 was in cash, $87,702 was in inventory, $36,800 was in receivables and $9,139 was in other assets.

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

This Form 10-QSB contains certain forward looking statements that involve risks and uncertainties. Certain risks and uncertainties which may impact the accuracy of forward looking statements with respect to revenues, expenses and operating results and my include without limitation, the Company;s current and future liquidity and cash flow deficits, increasing competitive pressures, general economic conditions, technological advances and the timing of operating and other expenditures.

                                   PART II
                               OTHER INFORMATION

-------------------------------------------------------------------------------
                           ITEM 1. LEGAL PROCEEDINGS
-------------------------------------------------------------------------------

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


-------------------------------------------------------------------------------
                   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------------

(A)  NONE


(B)  NONE

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  HARRIER, INC.


Dated: February 14, 1997                    By /s/ Kevin DeVito
                                               -------------------------
                                               Kevin DeVito - President

                                               /s/ Candace M. Beaver
                                               -------------------------
                                               Candace M. Beaver
                                               Chief Financial Officer/Secretary