Form 10QSB
period 1997-03-31
HARRIER INC
filed 1997-05-20
CIK 789847

                     U.S. SECURITIES & EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB
                  Quarterly Report Under Section 13 or 15(d)
                    of the Securities Exchange Act of 1934


   For Quarter Ended: March 31, 1997           Commission File Number: 1-9925
                      --------------                                   ------

                                 HARRIER, INC.
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)


              DELAWARE                                   87-0427731
    -------------------------------                 ------------------
    (State or Other Jurisdiction of                  (I.R.S. Employer
     Incorporation or Organization)                 Identification No.)


2200 Pacific Coast Highway, Suite 301, Hermosa Beach, California      90254
----------------------------------------------------------------    ---------
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
Yes  X   No
    ---     ---

As of May 14, 1997 the Registrant had 13,967,923 shares of its common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format: Yes  X  No    .
                                                   ---    ---


                  Page 1 of 11 consecutively numbered pages.

                                    PART  1
                             FINANCIAL INFORMATION



             ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB



Harrier, Inc. (the "Registrant") files herewith the unaudited condensed consolidated balance sheets of the Registrant and its subsidiaries as of March 31, 1997 and June 30, 1996 (the Registrant's most recent fiscal year end), and the related unaudited condensed consolidated statements of operations for the three and nine months ended March 31, 1997 and 1996, and statements of cash flows for the three and nine months ended March 31, 1997 and 1996, together with the unaudited condensed notes thereto. In the opinion of management of the Registrant, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to present fairly the financial condition of the Registrant for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Registrant and the notes thereto included in the annual report of the Registrant on Form 10-KSB for the year ended June 30, 1996 on file with the Securities and Exchange Commission on December 3, 1996 is hereby incorporated by reference.

                                HARRIER, INC.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (UNAUDITED)


                                     ASSETS
                                                        MARCH 31,      JUNE 30,
                                                          1997           1996
                                                        ---------      --------
CURRENT ASSETS:
 CASH AND CASH EQUIVALENTS                              $  46,938    $  347,022
 INVESTMENTS, NET                                               0        61,875
 AMOUNT RECEIVABLE FROM RELATED PARTY                      37,848        56,346
 INVENTORY                                                 50,852        99,453
 OTHER CURRENT ASSETS                                       9,275        12,822
                                                        ---------    ----------
  TOTAL CURRENT ASSETS                                    144,913       577,518
                                                        ---------    ----------
PROPERTY AND EQUIPMENT, NET                                68,176        12,554
                                                        ---------    ----------
INVESTMENTS, NET                                          123,406       123,406
INTANGIBLE ASSETS                                          32,717        35,509

  TOTAL ASSETS                                         $  369,212    $  748,987
                                                        ---------    ----------
                                                        ---------    ----------

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
 ACCOUNTS PAYABLE AND ACCRUED EXPENSES                 $  559,257    $  616,424
 CONVERTIBLE NOTE PAYABLE TO RELATED PARTY                549,333       503,667

  TOTAL CURRENT LIABILITIES                             1,108,590     1,120,091
                                                        ---------    ----------

STOCKHOLDERS' EQUITY:
 COMMON STOCK                                              11,968        11,968
 PREFERRED STOCK                                               45             0
 ADDITIONAL PAID-IN CAPITAL                            15,314,695    15,225,740
 ACCUMULATED DEFICIT                                  (16,028,375)  (15,571,103)
 CUMULATIVE TRANSLATION ADJUSTMENT                        (37,711)      (37,709)
                                                        ---------    ----------
  TOTAL STOCKHOLDERS' EQUITY                             (739,378)     (371,104)
                                                        ---------    ----------
  TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                 $  369,212    $  748,987
                                                        ---------    ----------
                                                        ---------    ----------

NOTE: THE BALANCE SHEET AT JUNE 30, 1996 HAS BEEN TAKEN FROM THE AUDITED
      FINANCIAL STATEMENTS AT THAT DATE AND CONDENSED.
      THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE UNAUDITED FINANCIAL STATEMENTS.

                                HARRIER, INC.
                           CONDENSED CONSOLIDATED
                          STATEMENTS OF OPERATIONS
                                 (UNAUDITED)



                                                       FOR THE THREE MONTHS ENDED        FOR THE NINE MONTHS ENDED
                                                                MARCH 31,                         MARCH 31,
                                                       --------------------------        -------------------------
                                                           1997           1996                1997          1996
                                                           ----           ----                ----          ----
SALES                                                   $  33,913       $  9,085           $  46,581     $  56,392
COST OF SALES                                              37,373          6,625              49,047        51,950
                                                        ---------       --------           ---------     ---------
GROSS PROFIT                                               (3,460)         2,460              (2,466)        4,442
                                                        ---------       --------           ---------     ---------
EXPENSES:
 GENERAL AND ADMINISTRATIVE                                41,881        121,601             126,003       331,765
 AMORTIZATION AND DEPRECIATION                              3,823          8,315              10,054        23,084
 SALARIES AND RELATED EXPENSES                             84,019        110,183             294,318       317,884
 RESEARCH AND DEVELOPMENT                                       0         31,632               5,000       212,038
                                                        ---------       --------           ---------     ---------
 TOTAL EXPENSES                                           129,723        271,731             435,375       884,771
                                                        ---------       --------           ---------     ---------
LOSS FROM OPERATIONS                                     (133,183)      (269,271)           (437,841)     (880,329)
                                                        ---------       --------           ---------     ---------
OTHER INCOME (EXPENSE):
 COLLABORATIVE INCOME                                           0              0                   0        46,651
 ROYALTY INCOME                                                 0              0                   0        14,210
 GRANT INCOME                                              40,000              0              40,000             0
 LOSS ON INVESTMENT                                             0              0             (15,716)            0
 INTEREST INCOME/(EXPENSE)                                (14,680)         1,037             (42,615)        8,384
                                                        ---------       --------           ---------     ---------
 TOTAL OTHER INCOME (EXPENSE)                              25,320          1,037             (18,331)       69,245
                                                        ---------       --------           ---------     ---------
 INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
 PROVISION FOR INCOME TAXES                              (107,863)      (268,234)           (456,172)     (811,084)

PROVISION FOR INCOME TAXES                                      0          5,624              (1,100)       47,405
                                                        ---------       --------           ---------     ---------

NET INCOME (LOSS)                                        (107,863)      (262,610)           (457,272)     (763,679)
                                                        ---------       --------           ---------     ---------

NET INCOME (LOSS) PER COMMON SHARE                     $    (0.01)      $  (0.02)           $  (0.04)     $  (0.06)
                                                        ---------       --------           ---------     ---------
                                                        ---------       --------           ---------     ---------


                 THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
       OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                HARRIER, INC.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (UNAUDITED)

                                                      FOR THE NINE MONTHS ENDED
                                                              MARCH 31,
                                                      -------------------------
                                                           1997         1996
                                                           ----         ----
CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES:
 NET LOSS                                               $(457,272)    $(763,679)
                                                        ---------     ---------
 ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
  USED BY OPERATING ACTIVITIES:
    DEPRECIATION AND AMORTIZATION                          10,054        23,084
    ACCRUED INTEREST                                       45,666             0

    CHANGES IN ASSETS AND LIABILITIES:
    RELATED PARTY  RECEIVABLE                              18,500        (4,844)
    ACCOUNTS RECEIVABLE                                         0        23,879
    RECEIVABLE FROM JOINT VENTURE                               0        34,679
    ASSETS HELD FOR SALE                                        0        17,500
    INVENTORY                                              48,601        37,734
    OTHER CURRENT ASSETS                                    3,549         7,810
    ACCOUNTS PAYABLE AND ACCRUED EXPENSES                 (57,144)      104,314
                                                        ---------     ---------
      TOTAL ADJUSTMENTS                                    69,226       244,156
                                                        ---------     ---------
      CASH USED BY OPERATING ACTIVITIES                 $(388,046)    $(519,523)
                                                        ---------     ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  DECREASE IN INVESTMENT                                   61,875             0
  PAYMENT FOR PROPERTY AND EQUIPMENT                      (62,885)       (6,016)
  INCREASE IN PATENT COSTS                                      0        (1,289)
                                                        ---------     ---------
      CASH USED BY INVESTING ACTIVITIES                 $  (1,010)    $  (7,305)
                                                        ---------     ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
   ISSUANCE OF STOCK                                       89,000       150,595
      NET CASH FLOWS PROVIDED BY
      FINANCING ACTIVITIES                              $  89,000     $ 150,595
                                                        ---------     ---------
 EFFECT OF EXCHANGE RATE CHANGES ON CASH                $     (28)    $     (28)

 NET INCREASE IN CASH AND CASH EQUIVALENTS               (300,084)     (376,261)

 CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         347,022       494,068
                                                        ---------     ---------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD             $  46,938     $ 117,807
                                                        ---------     ---------
                                                        ---------     ---------


                   THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
           OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 HARRIER, INC.
                   NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                             FINANCIAL STATEMENTS
                                   UNAUDITED


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Registrant without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1997, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's June 30, 1996 audited financial statements. The results of operations for the three and nine months ended March 31, 1997 are not necessarily indicative of the operating results for the full year.

NOTE 2 - INVENTORIES

     Inventories at March 31, 1997 and June 30, 1996 consist of:

                                            March 31, 1997    June 30, 1996
                                            --------------    -------------

     Finished Goods                             $50,852           $99,453


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

NOTE 4 - LETTER OF INTENT

On March 2, 1997, the Company entered into a non-binding letter of intent to acquire a Swiss-based corporation engaged in the business of computer data storage ("Acquisition Candidate"). Under the terms of the letter of intent, the Company would acquire all of the capital stock the the Acquisition Candidate and the present shareholders of the Acquisition Candidate will acquire approximately 88.5% of the issued and outstanding common stock of the Company. The Company's acquisition of the Acquisition Candidate is subject to further due diligence on the part of both parties, a definitive agreement between the parties and the approval of the transaction by the Company's directors and shareholders. There can be no assurance that the Company will consummate the proposed transaction or that the terms of any transaction will not materially vary from the foregoing terms.

NOTE 5 - SUBSEQUENT EVENTS

On April 30, 1997, the Company issued 2,000,000 units at a price of $0.05 per unit. Each unit consists of one (1) share of Harrier, Inc. common stock and one
(1) common stock Warrant exercisable at $0.13 per share. The Warrants expire at 5:00 p.m. on April 1, 2000. The units were sold pursuant to Regulation S under the Securities Act of 1933 to five European investors. There was no underwriter involved in the transaction. The proceeds from the sale of the units will be used for working capital and administrative and professional fees associated with a prospective merger.

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

The Company's strategy is to seek corporate partners to finalize development and commercialization of the Biochemical Technologies currently under development. Pursuant to this strategy, the Company entered into a joint drug discovery and development program with American Diagnostica Inc. ("ADI"), of Greenwich, Connecticut, in May 1993 under which ADI financed development and testing of certain new synthetic drugs using the Company's proprietary GLYCOSYLATION processes. The joint drug development and discovery agreement with ADI was terminated in August 1995. (See PART III, ITEM 1, LEGAL PROCEEDINGS). Due to the termination of the ADI research and development agreement, the Company has assumed the financial responsibilities previously assigned to ADI. Those responsibilities include approximately $350,000 in past due payables. Because of limited resources, certain development projects have been suspended and all external development grants previously funded by the Company have been terminated. The Company anticipates that the future sales in this business will be predominantly through glycosylation feasibility and related chemical synthesis work, license agreements and joint ventures with pharmaceutical concerns. The Company also owns 50% of a Limited Liability Company with Naturade, Inc. owning the other 50%, to manufacture and market the Lamp in North America and in other selected international territories.

RESULTS OF OPERATIONS

The Company is no longer actively marketing the Bioptron Lamp. Lamps sold by the Company are on a direct order basis only. The majority of sales are made to the Company's 50% partnership, Derma Ray, LLC. All other corporate overhead is focused on restructuring the Company and facilitating a merger transaction.

The Company's operations are carried out through its Glycosyn subsidiary and corporate office in Hermosa Beach, California. The Glycosyn subsidiary is developing pharmaceuticals at its laboratory and the Company's Hermosa Beach office coordinates administraive and financial management for both entities.

LIQUIDITY AND CAPITAL RESOURCES


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

During the year ended June 30, 1996 the Company entered into a $500,000 loan agreement with an entity affiliated with the President and Chairman of the Board. The loan bears interest of 12% and is due on June 4, 1997. The proceeds of the note were utilized to pay approximately $140,000 in past due research obligations, $160,000 was loaned to Glycosyn for initial working capital, and the balance was retained by the Company for its own working capital needs including professional fees related to the ADI lawsuit. Loan obligations can be paid with public securities of either the Company or it Glycosyn subsidiary. 52,100 common shares of Glycosyn has been paid to the lender at a value of $1.00 per Glycosyn share. The lender has agreed to extend the term of the note if the Company does not have funds to pay the loan back or if the value of equity stock payments is overly dilutive to the Company. Although the note matures in 3 months, the Company can elect to extend the term of the note for another 12 months.

                                    PART II
                               OTHER INFORMATION




                           ITEM 1. LEGAL PROCEEDINGS


In August 1995, ADI filed an action against the Company seeking an unspecified amount of actual and punitive damages for an allegedly wrongful termination of a research and development agreement. Management believes that it has meritorious defenses to ADI's claims and that the claims are without merit, but there can be no assurances as to the ultimate outcome of the litigation. In September, 1996, the court granted the Company's motion in the alternative dismissing ADI's complaint or staying all proceedings pending the conclusion of mandatory arbitration in California as the parties provided in the research and development agreement. To this date, no action or arbitration has been carried out by either party.





                   ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K


(A)  NONE



(B)  REPORTS ON FORM 8-K:
     Form 8-K dated April 30, 1997 filed with the Securities and Exchange Commission on May 6, 1997.

                                  SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             HARRIER, INC.


Dated: May 16, 1997                     By   /s/  Kevin DeVito
                                             -------------------------
                                             Kevin DeVito - President


                                            /s/  Candace M. Beaver
                                            --------------------------
                                            Candace M. Beaver
                                            Chief Financial Officer/Secretary