Form 10KSB
period 1997-06-30
HARRIER INC
filed 1997-12-10
CIK 789847

--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                     FORM 10-KSB
  ANNUAL REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For Fiscal Year Ended June 30, 1997
                              Commission file No. 1-9925

                                    Harrier, Inc.
--------------------------------------------------------------------------------
                    (Name of Small Business Issuer in its Charter)

               Delaware                                87-0427731
     -------------------------------                  ----------
     (State or Other Jurisdiction of               (I.R.S. Employer
    Incorporation of Organization)                Identification No.)

2200 Pacific Coast Hwy. No. 301, Hermosa Beach, California            90254
----------------------------------------------------------            -----
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
Yes     No  X
    ---    ---

     Check if there is no disclosure on delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrants knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-KSB or by amendment to this Form 10-KSB X
                                    ---

     The revenues for the issuers most recent fiscal year, June 30, 1997 are $48,069.

     The aggregate market value of the issuers voting stock held by nonaffiliates as of November 21, 1997, computed with reference to the average bid and asked price on that date was approximately $1,126,548.

     As of November 21, 1997, the issuer had 15,317,923 shares of its common stock, par value $0.001, issued and outstanding.

                     Documents incorporated by reference:   None.



                      Page 1 of 43 consecutively numbered pages

--------------------------------------------------------------------------------

                                  TABLE OF CONTENTS

--------------------------------------------------------------------------------

Item Number and Caption                                                     Page
-----------------------                                                     ----

PART  I
-------

1.      Description of Business                                              1
2.      Description of Property                                              6
3.      Legal Proceedings                                                    6
4.      Submission of Matters to a Vote of Security Holders                  6

PART II
-------

5.      Market for Common Equity and Related Stockholder Matters             7
6.      Management's Discussion and Analysis or Plan of Operation            7
7.      Financial Statements                                                 9
8.      Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           10

PART III
--------

9.      Directors, Executive Officers, Promoters and Control Persons;       10
        Compliance with Section 16(a) of the Exchange Act
10.     Executive Compensation                                              11
11.     Security Ownership of Certain Beneficial Owners and Management      13
12.     Certain Relationships and Related Transactions                      14
13.     Exhibits and Reports on Form 8-K                                    14

PART 1

ITEM. 1  DESCRIPTION OF BUSINESS

GENERAL

     Harrier, Inc., a Delaware corporation ("Harrier" or "the Company"), has historically been engaged in the discovery, development and sale of selected products and technologies in the health, fitness and medical markets. Since 1996, the Company's strategic focus has been to find a merger candidate. The Company has considered a merger to be a priority due to the absence of significant sales of the Company's Bioptron lamps and the Company's continuing inability to obtain the additional capital necessary to fund its pharmaceutical research and development operations.

     Unless the context otherwise requires, the term "Company" refers to Harrier, Inc., a Delaware corporation, and its majority owned subsidiary, Glycosyn Pharmaceuticals, Inc., a Delaware corporation, and its equity interest in DermaRay International, LLC, a California limited liability company.

COPE REORGANIZATION

     On October 30, 1997, the Company entered into a Securities Purchase Agreement and Plan of Reorganization ("Reorganization Agreement") with COPE AG ("COPE"), a Swiss stock corporation engaged in the business of providing high volume information management consulting, services and solutions to Swiss, German and Austrian companies. Pursuant to the Reorganization Agreement, the shareholders of COPE will become the controlling stockholders of the Company and COPE will become a wholly-owned subsidiary of the Company (referred to herein as the "COPE Reorganization"). In connection with the proposed COPE Reorganization, the Company has terminated its Bioptron operations and entered into an agreement with a related party, New Capital Investment Fund ("NCIF"), to sell 2,850,000 shares of the $.001 par value common stock ("Glycosyn Common Stock") of its subsidiary, Glycosyn Pharmaceuticals, Inc., a Delaware corporation ("Glycosyn"), to NCIF in exchange for NCIF's cancellation of $590,000 of indebtedness owed by the Company (referred to herein as the "Glycosyn Recapitalization"). See "Glycosyn Recapitalization" below.

     The Reorganization Agreement provides that immediately prior to the closing ("Closing") of the COPE Reorganization, the Company shall effect the Glycosyn Recapitalization and file an amendment (the "Amendment") to the Company's Certificate of Incorporation to: (i) change the name of the Company to COPE Inc.; and (ii) reverse split the outstanding shares of Common Stock of the Company on a one for 45 basis. At the Closing, and subject to the satisfaction of the foregoing, the Company will issue 2,862,000 shares (post-split) of the Company's $.001 par value common stock ("Harrier Common Stock"), representing 89.4% of the issued and outstanding shares of Harrier Common Sock after giving effect to the Closing, in exchange for the COPE shareholders' transfer of all of the issued and outstanding capital shares of COPE to the Company. The Closing shall occur when: (i) the Company's stockholders shall have adopted and approved the Reorganization Agreement and the Glycosyn Recapitalization; (ii) the Amendment shall have been filed with the Secretary of State of Delaware; and
(iii) all conditions to closing of the Reorganization Agreement shall have been met and all closing documents shall have been delivered. The Reorganization Agreement contains typical representations and warranties of the parties for transactions of this type.

     The consummation of the COPE Reorganization and the Glycosyn Recapitalization are subject to the approval of the stockholders of the Company. An annual meeting of the stockholders of the Company has been scheduled for January 30, 1998 at which the COPE Reorganization and the Glycosyn
Recapitalization will be submitted for shareholder approval.   Additional
information concerning COPE, the COPE Reorganization and the Glycosyn Recapitalization will be included in a Proxy Statement to be filed with the Securities and Exchange Commission and distributed to the shareholders of the Company.

BIOPTRON LAMP

     On November 29, 1994, the Company and Naturade, Inc. ("Naturade"), a 70-year old manufacturer and supplier of health and beauty products, formed DermaRay International Limited Liability Company ("DermaRay"). The objective of Dermaray was to develop and sell pain relief products centered around the medically-approved use of the Bioptron Lamp ("Lamp"). During the fiscal years ended June 30, 1997 and 1996, the Company had earned revenues of $48,069 and $66,687 from the sale of the Bioptron Lamps. The Company and Naturade have mutually agreed to terminate all operations relating to the Bioptron Lamp. The Company's and Naturade's decision was based on their inability to compete effectively in the market place and Naturade's decision to pursue its core product line, natural based health vitamins and related products. The Company's decision was also influenced by COPE's demand that the Company substantially divest itself of or terminate all operations as a condition to the consummation of the Reorganization Agreement.

     Pursuant to an Asset Transfer and Plan of Liquidation and Dissolution ("Dissolution Agreement") dated June 30, 1997 between the Company, Naturade and
DermaRay, the parties agreed to terminate the DermaRay joint venture.   Under
the Dissolution Agreement, Naturade has agreed to purchase the Company's 50% interest in DermaRay and its inventory of Lamps for $175,000, payable over time with payment in full no later than March 31, 1998. As of October 31, 1997, the Company has received $75,000 from Naturade.

GLYCOSYN RECAPITALIZATION

     Glycosyn is APPROXIMATELY A 94% owned subsidiary of the Company and was formed to further develop and finance technologies currently owned or licensed by the Company in a field of carbohydrate chemistry called glycosylation, which the Company believes to have broad applications in the fields of medical therapeutics. Patents have been filed and issued for several pharmaceutical compounds created through the Company's glycosylation process. Furthermore, newer technologies are in the "discovery" stage, meaning chemical activity has been characterized and further development is underway to support additional patent applications.

     The Glycosyn Recapitalization is part of a broader recapitalization of the Company in connection with the COPE Reorganization. COPE conditioned its agreement to reorganize with the Company upon the Company's substantial divestiture of all assets, liabilities and operations, including Harrier's ownership interest in Glycosyn. Company management considered and pursued alternative means of satisfying COPE's demands, including the analysis of a spin-off or sale of the Company's interest in Glycosyn. After consideration of the available alternatives and in the absence of any equitable offers to purchase Glycosyn, the Company has structured the following series of transactions (referred to herein as the "Glycosyn Recapitalization") for purposes of satisfying COPE's demands:

          - Concurrent with the close of the COPE Reorganization, Harrier will transfer all of its assets and liabilities to Glycosyn. In connection therewith, the principal creditors of Harrier, except NCIF which is presently owed $590,000 by Harrier, will agree to release Harrier of any further liability for their claims.

          - Concurrent with the close of the COPE Reorganization, Harrier will sell to NCIF 2,850,000 shares of its 5,000,000 Glycosyn Common Stock shares in consideration of NCIF's agreement to cancel the $590,000 of indebtedness owed by Harrier. NCIF is an investment fund in which Harrier's Chairman of the Board, Jurg Kehrli, and President, Kevin DeVito, are retained as managers.

     The Company's decision to sell 2,850,000 shares of Glycosyn Common Stock to NCIF was motivated by (i) the Company's desire to retain ownership of Glycosyn in the absence of an acceptable purchase offer and (ii) COPE's demand that Harrier substantially divest all of its assets and liabilities. Upon the sale of the 2,850,000 shares of Glycosyn Common stock, Harrier's interest in Glycosyn will be reduced to approximately 40% and, as a result, the financial condition and results of operations of Glycosyn will not be consolidated with the Company's subsequent to the close of the COPE Reorganization. The Company's reduction of its ownership interest in Glycosyn to a level which terminated the Company's requirement to consolidate Glycosyn's financial statements has satisfied COPE's demand for the substantial distribution of all operations and, at the same time, allowed the Company to retain a significant ownership interest in the subsidiary.

     The consummation of the Glycosyn Recapitalization is subject to the approval of the stockholders of the Company and the receipt of an opinion of the fairness of the terms of Harrier's sale of 2,850,000 shares of Glycosyn

Common Stock. An annual meeting of the stockholders of the Company has tentatively been scheduled for January 30, 1998 at which the Glycosyn Recapitalization will be submitted for shareholder approval. Additional information concerning the Glycosyn Recapitalization will be included in a Proxy Statement to be filed with the Securities and Exchange Commission and distributed to shareholders of the Company.

GLYCOSYN OPERATIONS

     Glycosyn seeks to fund and manage internal research and support laboratory staff through fee for service chemistry contracts and the sale of glycosylated delivery systems for anti-cancer therapies. Another objective, the completion of pre-clinical development of HAR7 and related glycosylated camptothecins, is a work in progress. Glycosyn also seeks to advance one analog to clinical trials
(IND) within 18 months of financing and to seek out and successfully execute at least one alliance with a major pharmaceutical company for the development of products based upon technologies of the Company within two (2) years after the successful completion of the initial financing.

     RECENT DEVELOPMENTS - NEW CONCEPT THERAPEUTICS

     Glycosyn acquired a minority equity interest in New Concept Therapeutics, Inc., a North Carolina corporation ("NCT"), pursuant to an agreement ("NCT Agreement") dated October 30, 1997. NCT was formed on July 1, 1997 for the purpose of manufacturing and distributing boron-containing pharmaceutical products for the treatment of cancer. NCT's products are used in connection with boron neutron capture therapy, an experimental cancer treatment currently under clinical trials in the United States and Europe. NCT is a start-up business with nominal assets and results of operations as of November 15, 1997.

     Pursuant to the NCT Agreement, Glycosyn has agreed to purchase 23 shares of the common stock of NCT, representing approximately 19% of the issued and outstanding common shares of NCT, in consideration for Glycosyn's delivery of an unsecured promissory note in the original principal amount of $250,000. The Note bears interest at the rate of 10% per annum. Glycosyn is required to pay a minimum of $50,000 of the principal amount under the Note on or before December 31, 1997, with the payment of the remaining $200,000 balance, and all accrued interest thereon on or before April 30, 1998. Glycosyn has also agreed to use its best efforts to prepay the principal amount under the Note as soon as practicable As of November 15, 1997, Glycosyn has advanced $35,000 to NCT under the Note. As additional consideration for its receipt of the Note, NCT and its principal shareholders have granted Glycosyn an option ("NCT Option") to purchase all 49 of the issued and outstanding shares of NCT at an exercise price of $7,500 per share for a two year period. The NCT Option is exercisable by Glycosyn subject to its payment of the entire principal amount of the Note. The NCT Option provides that Glycosyn may pay for the additional underlying NCT common shares by Glycosyn's delivery of 1,225,000 shares of Glycosyn common stock (at a rate of $0.30 per Glycosyn share).

     The Company's intention with regard to NCT is to assist it in the development and marketing of its boron-containing pharmaceutical products and, in the event of the commercial success of NCT's products, acquire all of the issued and outstanding common shares of NCT.

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

     HAR7 is active against the SK-MES lung cancer xenograft, producing tumor shrinkage in several mice. The analog is also efficacious against the PC-3 and DU-145 prostate carcinoma xenografts. The activity of HAR7 versus three solid tumor xenografts, generally nonresponsive to anticancer drugs, is superior. Preclinical development work is progressing as resources become available. Submission of an IND application is planned for 1998.

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

     The Company is refining its biochemical technologies at its current lab facilities. Prior to moving its drug development efforts to the Raleigh facility, the Company conducted research at several institutions including the University of Michigan in Ann Arbor and The Institute for Drug Development in San Antonio, Texas ("IDD"). Directed and sponsored by the Company, these projects focused on all aspects of drug development. Efforts included identification and synthesis of new proprietary compounds, detailed chemical analysis of these compounds, the characterization of their toxicity, pharmacokinetics and metabolism, IN-VITRO and IN-VIVO biological testing, and applications for patent protection. The pharmaceutical molecules targeted for GLYCOSYLATION are anti-cancer and/or antibiotic compounds with a number of highly sensitive functional groups.

     GLYCOSYN CHEMICAL SYNTHESIS FACILITIES

     On July 31, 1996 the Company's 95% owned subsidiary, Glycosyn, concluded the construction of its chemistry laboratory. Previously, the Company conducted its research and development through various grants with Universities and private organizations. The laboratory is a fully functional chemical research facility capable of small scale batch preparation of up to 100 grams of material. Larger quantities will be contracted out to a Good Manufacturing Practice ("GMP") or GMP-like facility as necessary.


PATENTS AND TRADEMARKS

     The Company has filed individual and continuation-in-part patents on its modified compounds and related chemical processes since January 1990. On October 14, 1997, the Company received notice of allowance on its patent entitled "Glycosylated Analogs of Camptothecin", a group of natural compounds used for cancer treatment. This patent and several others are co-owned by the Company and the University of Michigan because they involve technologies developed pursuant to research agreements entered into with the University.

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

PERSONNEL

     As of June 30, 1997, the Company had five (5) employees engaged in management, product development, marketing, and administrative functions. In addition, the Company retains a number of consultants for specialized services. Glycosyn currently employs two (2) of the five employees.

REGULATION

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

ITEM 2.        DESCRIPTION OF PROPERTY

     During the fiscal year ended June 30, 1997, the Company occupied facilities located in Hermosa Beach, California and in Raleigh, North Carolina. Both properties are leased under arrangements from third parties.

ITEM 3.        LEGAL PROCEEDINGS

     In August 1995, ADI filed an action against the Company seeking an unspecified amount of actual and punitive damages for an allegedly wrongful termination of a research and development agreement. Management believes that it has meritorious defenses to ADI's claims and that the claims are without merit, but there can be no assurances as to the ultimate outcome of the litigation. In September 1996, the court granted the Company's motion in the alternative dismissing ADI's complaint or staying all proceedings pending the conclusion of mandatory arbitration in California as the parties provided in the research and development agreement. As of November 15, 1997, neither party has commenced an arbitration proceeding on this matter.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

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

               Quarter Ended            High Bid       Low Bid

               September 30, 1995       $0.875         $0.375
               December 31, 1995        $0.625         $0.281
               March 31, 1996           $0.218         $0.218
               June 30, 1996            $0.220         $0.220
               September 30, 1996       $0.188         $0.125
               December 31, 1996        $0.062         $0.062
               March 31, 1997           $0.160         $0.130
               June 30, 1997            $0.065         $0.065

     On November 21, 1997, the bid and ask prices as quoted on the OTC for the Company's common stock were $ .09 and $ .09 respectively.

     On November 20, 1997, there were approximately 380 holders of record of the 15,317,923 shares of the Company's common stock issued and outstanding.

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

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


     On October 30, 1997, the Company entered into a Securities Purchase Agreement and Plan of Reorganization ("Reorganization Agreement") with COPE AG ("COPE"), a Swiss stock corporation engaged in the business of providing high volume information management consulting, services and solutions to Swiss, German and Austrian industries. Pursuant to the Reorganization Agreement, the shareholders of COPE will become the controlling stockholders of the Company and COPE will become a wholly-owned subsidiary of the Company (referred to herein as the "COPE Reorganization"). In connection with the COPE Reorganization, the Company has terminated its Bioptron Lamp operations and intends to conduct the following series of transactions (referred to herein as the "Glycosyn Recapitalization"):

          - Concurrent with the close of the COPE Reorganization, Harrier will transfer all of its assets and liabilities to Glycosyn. In connection therewith, the principal creditors of Harrier, except NCIF which is presently owed $590,000 by Harrier, will agree to release Harrier of any further liability for their claims.

          - Concurrent with the close of the COPE Reorganization, Harrier will sell to NCIF 2,850,000 shares of its 5,000,000 Glycosyn Common Stock in consideration of NCIF's agreement to cancel the $590,000 of indebtedness owed by Harrier. See Part I, Item 1 "Description of Business - COPE Reorganization" and "-Glycosyn Recapitalization."

     This report contains various forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this registration statement, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, the Company's continuing losses and working capital deficit; The Company's lack of adequate working capital; the miscellaneous risks associated with the proposed COPE reorganization, including the risk that the transaction will not be consummated; and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements all of which speak only as of the date made.

RESULTS OF OPERATIONS

     YEAR ENDED JUNE 30, 1997 COMPARED TO YEAR ENDED JUNE 30, 1996

     During the 1997 fiscal year the Company discontinued its marketing and sale of the Bioptron Lamps. See Part I, Item 1 "Description of Business - Bioptron
Lamps."   For the year ended June 30, 1997, sales were  $48,069 as compared to sales of $66,687 in fiscal 1996. The decline in sales is attributable to the declining emphasis of activity related to the Bioptron Lamps. Selling, general and administrative expenses also declined from $587,410 in fiscal 1996 to $290,442 in fiscal 1997 due to a decline in the Bioptron operations. Research and development expenses declined from $176,773 in fiscal 1996 to $0 in fiscal 1997 due to a lack of funds with which to further development.


LIQUIDITY AND CAPITAL RESOURCES

          On June 30, 1997, the Company had total current assets of $263,059 and total current liabilities of $1,198,272 resulting in working capital deficit of $(935,213), which has worsened since the balance sheet date due to continuing losses form operations. For the purpose of preserving the Company as a going concern, the Company has entered in to the COPE Reorganization Agreement. In connection with the proposed COPE Reorganization, Harrier will transfer all of its assets and liabilities to Glycosyn. In connection therewith, the principal creditors of Harrier, except NCIF which is presently owed $590,000 by Harrier, will agree to release Harrier of any further liability for their claims. At the same time, Harrier will sell to NCIF 2,850,000 shares of its Glycosyn Common Stock in consideration of NCIF's agreement to cancel the $590,000 of indebtedness owed by Harrier. See Part I, Item 1 "Description of Business - COPE Reorganization" and "-Glycosyn Recapitalization."

     During the year ended June 30, 1997, the Company financed its operations primarily with the proceeds from the sale of its equity securities, the liquidation of its Bioptron Lamp operations and the receipt of $80,000 of grant funds from the National Cancer Institute. During the 1997 fiscal year, the Company raised approximately $100,000 from the private placement of 2 million shares of common stock. Since June 30, 1997, the Company raised an additional $120,000 from the private placement sale of its securities. All proceeds raised from the private placement were used for working capital, transactional costs associated with the COPE Reorganization and funding of certain obligations related to the acquisition of minority interest in New Concept Therapeutics, Inc. See Part I, Item 1 "Description of Business - "Glycosyn Operations" - New Concept Therapeutics." During the 1997 fiscal year, the Company sold its 50% interest in the DermaRay joint venture and its inventory of Bioptron Lamps for $175,000, payable over time with payment in full no later than March 31, 1998. As of October 31, 1997, the Company has received $75,000 from the sale of its Bioptron interests.

     In the event the Company fails to consummate the COPE Reorganization and the Glycosyn recapitalization, the Company will require substantial additional capital in order to continue its present level of operations, of which there can be no assurance. The report of the Company's independent accountants for the Company's 1997 fiscal year includes an explanatory paragraph with respect to substantial doubt existing about the Company's ability to continue as a going concern in the absence of additional capital.

ITEM 7.        FINANCIAL STATEMENTS

                                                                            Page
Harrier, Inc. (A Delaware corporation):
   Independent Auditor's Repor . . . . . . . . . . . . . . . . . . . . . . .F-1
   Consolidated Balance Sheet as of June 30, 1997. . . . . . . . . . . . . .F-2
   Consolidated Statements of Operations for the twelve month periods ended June 30, 1997 and 1996. . . . . . . . . . . . . . . . . . . . . .F-3
   Consolidated Statements of Changes in Stockholders' Equity (Deficit)
     for the twelve month periods ended June 30, 1997 and 1996 . . . . . . .F-4
   Consolidated Statements of Cash Flow for the twelve month periods ended June 30, 1997 and 1996. . . . . . . . . . . . . . . . . . . . .F-5-6
   Notes to Consolidated Financial Statements. . . . . . . . . . . . . . F-7-24

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Inapplicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a)

NAME                     AGE        POSITION                     SINCE
----                     ---        --------                     -----

Jurg Kehrli              55         Chairman/Director            February, 1987
William P. Cordeiro      53         Director                     June, 1994
Kevin DeVito             37         President/Director           July, 1992
Candace Beaver           36         Secretary and                June, 1991
                                    Chief Financial Officer

     All Directors and Executive Officers of the Company, are elected or appointed, respectively, to serve for a one year term and hold their office until their successors are elected or appointed and qualified.

     The following is a brief resume of each Director and Executive Officer of the Company:

     Mr. Kehrli, Chairman, was formerly the President and a principal shareholder of Kehrli Rontgen A.G. from which the Company originally acquired the rights to a substantial number of its products. Mr. Kehrli is the son of the founder of Kehrli Rontgen, A.G., a manufacturer of X-ray equipment which he managed for 22 years prior to his affiliation with the Company. Mr. Kehrli is currently an independent financial and management consultant for European-based companies.

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

     Mr. DeVito, President and Director, is a former financial consultant, having previously been employed in this function with Cigna Financial Services, Inc. He graduated from the University of California, Los Angeles. Mr. DeVito joined the Company in 1990 as marketing manager and was promoted to President in July 1992. Mr. DeVito's initial project for the Company was the attainment of the Company's initial medical-use approvals for the Bioptron Lamp.

     Candace Beaver, Secretary and Chief Financial Officer, was formerly the Controller of Addison Design Consultants, Inc., an international design and corporate identity firm. She is a graduate of the University of California, Berkeley. Mrs. Beaver has worked in both the public and private accounting profession for the past 11 years.

     Those required to make filings under Section 16(a) have done so to the best of the Company's knowledge.

ITEM 10.       EXECUTIVE COMPENSATION

     The Summary Compensation Table below includes, for each of the fiscal years ended June 30, 1997, 1996, and 1995 individual compensation for services to the Company and its subsidiaries of the Chief Executive Officer (the "Named Officer").


SUMMARY COMPENSATION TABLE
--------------------------

                                                                      Long Term Compensation
                                Annual Compensation                           Awards              Payouts
                    ---------------------------------------------     ----------------------      -------
(a)            (b)       (c)            (d)            (e)            (f)            (g)          (h)         (i)

                                                       Other
Name                                                   Annual         Restricted                              All Other
and                                                    Compen-        Stock                       LTIP        Compen-
Principal                                              sation         Award(s)       Options/     Payouts     sation
Position  (4)  Year      Salary($)      Bonus ($)      ($)            ($)            SARs (#)     ($)         ($)
-------------  ----      ---------      ---------      --------       -----------    --------     -------     ----------
Kevin DeVito   1997      64,147 (2)       -0-            (2)            ---            ---          ---         (5)
President      1996      94,994 (2)       -0-            (1)            ---            ---          ---         (3)
               1995     116,233 (3)       -0-            (1)            ---            ---          ---         (4)

(1) Include $3,600 per year for car allowance and $1,680 per year for executive insurance.
(2) Includes $900 per year for car allowance and $1,680 per year for executive insurance.
(3) Includes $10,994 in deferred compensation earned in fiscal year 1995 and paid in fiscal year 1996.
(4) Includes $4,802 in deferred compensation earned in fiscal year 1994 and paid in fiscal year 1995.
(5) Includes $14,574 in deferred compensation earned in fiscal year 1996 and paid in fiscal year 1997.






Option/SAR Grants in Last Fiscal Year

No options were granted in fiscal year 1997.




AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

Shown below is information with respect to the exercise of options granted under the 1990 Incentive Stock Option Award Plan to the Named Officer and held by him at June 30, 1997.

                                                                                    Value of
                                                                                    Unexercised
                                                                Unexercised         In-the-Money
                                                                Options/SARs at     Options/SARs at
                                                                6/30/97             6/30/97
                   Shares Acquired        Value                 Exercisable/        Exercisable/
Name               on Exercise (#)        Realized (s)          Unexercisable (#)   Unexercisable ($)
------------        ----------------      ------------           -----------------   -----------------
Kevin DeVito          -0-                     -0-                   150,000              $0.00/0

DIRECTOR COMPENSATION

    Dr. Cordeiro is paid a Director's fee of $500 per month. No other Director compensation was paid during fiscal year 1997.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During fiscal 1997, all matters concerning executive officer compensation were addressed by the entire Board of Directors since the Company did not have a compensation committee.


STOCK OPTION PLAN

    During the year ended June 30, 1990, the Company adopted the 1990 Plan. A total of 1,500,000 shares of common stock may be issued under the 1990 Plan and have been reserved by the Board of Directors for that purpose. Options may be granted to Directors, Officers, employees and other individuals at terms and exercise prices as determined by the Board of Directors.

    No options were granted to officers and directors during the year ended June 30, 1996 and 1997.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth, as of November 20, 1997, the number of shares of the Company's common stock, par value $0.001 per share, held beneficially by each person who was known by the Company to own beneficially more than 5% of the Company's common stock, each director and all officers and directors as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares subject to community property laws where applicable.


            Name &                        Amount &
            Address of                    Nature of          Percent
            Beneficial                    Beneficial         of
            Owner                         Owner              Class (9)
            ---------------               ---------------    ---------

            Secom Co., Ltd.               1,028,000          5.7%
            Shinjuku Nomura Bldg.
            1-26-2 Nishi Shinjuku
            Tokyo 163, Japan

            Daniel Huber (1)              1,800,000(8)       10.0%

            Jurg Kehrli (1)               791,666 (2)        4.4%


            Kevin DeVito (1)              266,916 (3)        1.5%


            Bartik, Cordeiro
            & Associates (1), (4)         95,000 (5)         (6)

            All Officers and              1,256,500 (7)      6.9%
            Directors as a
            group (4 persons)


    (1) Address is 2200 Pacific Coast Highway, Suite 301, Hermosa Beach, California 90254.
    (2)  Includes 75,000 stock options and warrants.
    (3)  Includes 150,000 stock options.
    (4) Dr. William P. Cordeiro, a director of the Company, owns 44% of Bartik, Cordeiro & Associates.
    (5)  Includes 75,000 stock options.
    (6)  Less than one percent.
    (7)  Includes 375,000 stock options and warrants.
    (8)  Includes  900,000 warrants
    (9)  Fully diluted basis, 18,157,923 shares

ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    During the year ended June 30, 1996 the Company entered into a $500,000 loan agreement with New Capital Investment Fund ("NCIF"), an entity affiliated with the President and the Chairman of the Board. The loan bears interest of 12%. The loan was extended for one (1) year and is now due on June 4, 1998. Loan obligations can be paid with securities of either the Company or its Glycosyn subsidiary. Common shares of Glycosyn have been paid to NCIF at a value of $1.00 per Glycosyn share. NCIF has agreed to extend the term of the note if the Company does not have funds to pay the loan back or if the value of common stock payments is overly dilutive to the Company. (See Note 8 to the financial statements included herein.). NCIF is currently advised on certain transactions by two of the Company's Directors, Mr. Kehrli and Mr. DeVito. Both Mr. Kehrli and Mr. DeVito abstained from voting on the approval of the loan by the Company's board.

    As of November 15, 1997, the Company was indebted to NCIF in the amount of $590,000. In connection with the Glycosyn Recapitalization, the Company proposes to issue 2,850,000 shares of Glycosyn Common Stock to NCIF in consideration of NCIF's cancellation of the entire $590,000 of indebtedness. The consummation of Harrier's sale of 2,850,000 shares of Glycosyn Common Stock to NCIF is subject to the approval of the Company's shareholders and Harrier's receipt of an opinion from an independent business appraiser that the terms of the transaction are fair to the Company's shareholders.

ITEM 13.      EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS

    Exhibit
    No.                 Description
    ---                 -----------

    3(i)                Articles of Incorporation (1)
                        Amendment to Articles of Incorporation

    3(ii)               Bylaws (1)

    10.1                Agreement with Licensia Export Trading Co. dated
                        December 12, 1986 (2)

    10.2                Agreement with Erich Klemke dated June 6, 1988(3)

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

    10.9 Sales Agreement for HDC AG stock between Dr. Carl Odermatt and the Company (5)

    10.10 Distribution Agreement with Planeta, dated September 1, 1991 (with accompanying unofficial translation. (6)

    10.11               Univ. of Michigan Agreement dated October 17, 1992.
                        (10)

    10.12               Univ. of Michigan Agreement dated March 18, 1992.  (10)

    10.13 Sale of Assets Agreement by and between the Registrant and a German Investor (8)

    10.14 Agreement to Dissolve Joint Research and Development Project by and between the Registrant and Tecno-Bio CO., Ltd. (9)

    10.15 Purchase and License Agreement of HDC AG by and between the Registrant and Tecno-Bio CO., Ltd. T (9)

    10.16               Harrier, Inc./American Diagnostica Inc. R&D Joint
                        Venture Agreement(11)

    10.17 Loan Agreement between New Capital Investment Fund and Harrier, Inc. (12)

    10.18 Asset Transfer and Plan of Liquidation and Dissolution dated June 30, 1997 between the Registrant, Naturade, Inc. and DermaRay, LLC

    10.19               Securities Purchase Agreement and Plan of
                        Reorganization dated October 30, 1997 between Registrant and COPE AG

    10.20 Agreement dated October 30, 1997 between Registrant and New Concept Therapeutics, Inc.

    10.21               Subsidiaries of the Registrant(6)

----------------------

(1) Filed as an exhibit to Proxy Statement dated May 14, 1990, filed on May 16, 1990 (File No 1-9925), incorporated herein by reference.
(2) Filed as an exhibit to Report on form 10-K for the year-ended June 30, 1987, filed on March 18, 1988 (File No 1-9925), incorporated by reference.
(3) Filed as an exhibit to Report on form 10-K for the year-ended June 30, 1988, filed on November 3, 1988 (File No 1-9925), incorporated herein by reference.
(4) Filed as an exhibit to Report on form 10-K for the year-ended June 30, 1989, filed on October 13, 1989 (File No 1-9925), incorporated herein by reference.
(5) Filed as an exhibit to Report on form 10-K for the year-ended June 30, 1990, filed on October 13, 1990 (File No 1-9925), incorporated herein by reference.
(6) Filed as an exhibit to Report on form 10-K for the year-ended June 30, 1991, filed on October 13, 1991 (File No 1-9925), incorporated herein by reference.
(7) Filed as an exhibit to Report on form 8-K dated July 27, 1990,, filed on September 6, 1990 (File No 1-9925), incorporated herein by reference.
(8) Filed as an exhibit to Report on Form 8-K dated July 10, 1992, filed on July 31, 1992 (File No 1-9925), incorporated herein by reference.
(9) Filed as an exhibit to Report on form 8-K dated August 1, 1992, filed on August 26, 1992 (File No 1-9925), incorporated herein by reference.
(10) Filed as an exhibit to Report on form 10-K for the year-ended June 30, 1992, filed on October 24, 1992 (File No. 1-9925), incorporated herein by reference.

(11) Filed as an exhibit to Report on Form 10-K for the year-ended June 30, 1993, filed on November 25, 1993 (File No. 1-9925), incorporated herein by reference.
(12) Filed as an exhibit to Report on Form 10-K for the year-ended June 30, 1996, filed on December 3, 1996 (File No. 1-9925), incorporated herein by reference.


Financial Statement Schedules are omitted because they are not applicable or because the required information is contained in the Consolidated Financial Statements or the notes thereto.

     (b)  REPORTS ON FORM 8-K

     During the three months ended June 30, 1997, the Company filed a Current report on Form 8-K May 9, 1997 to report the sale of securities pursuant to Regulation S.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                              HARRIER, INC.

Date:  December  9, 1997                By:/s/ Jurg Kehrli
                                           ------------------------
                                           Jurg Kehrli, Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date:  December  9, 1997                    By    /s/Jurg Kehrli
                                                  ---------------------------
                                                  Jurg Kehrli, Chairman

Date:  December  9, 1997                    By    /s/Kevin DeVito
                                                  ---------------------------
                                                  Kevin DeVito, President and
                                                  Director

Date:  December 9, 1997                     By    /s/William P. Cordeiro
                                                  ---------------------------
                                                  William P. Cordeiro, Director

Date:  December 9 , 1997                    By    /s/Candace M. Beaver
                                                  ---------------------------
                                                  Candace M. Beaver, Secretary
                                                  and CFO

                                                                   HARRIER, INC.

                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------



INDEPENDENT AUDITORS' REPORT                                                 F-1

FINANCIAL STATEMENTS

    Consolidated Balance Sheet                                               F-2

    Consolidated Statements of Operations                                    F-3

    Consolidated Statements of Changes in
      Stockholders' Equity (Deficit)                                         F-4

    Consolidated Statements of Cash Flows                             F-5 to F-6

    Notes to Consolidated Financial Statements                        F-7 - F-24

                                     [LETTERHEAD]


                             INDEPENDENT AUDITORS' REPORT

To the Board of Directors
Harrier, Inc.
Hermosa Beach, California

We have audited the accompanying consolidated balance sheet of Harrier, Inc. as of June 30, 1997, and the related statement of operations, changes in stockholders' equity (deficit), and cash flows for the two years in the period then ended. The financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Harrier, Inc. as of June 30, 1997 and the consolidated results of their operations and their cash flows for the two years in the period then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has negative working capital and a stockholders' deficit. The Company's continued existence depends primarily on its ability to complete a merger with an operational entity or to raise additional debt or equity financing to develop and market its biochemical technologies. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                                    RAIMONDO, PETTIT & GLASSMAN


Torrance, California
August 29, 1997, except for the last
sentence of the penultimate paragraph
of Note 4 and Note 16, as to which
the date is October 31, 1997

                                                                 HARRIER, INC.

                                                    CONSOLIDATED BALANCE SHEET

------------------------------------------------------------------------------

JUNE 30,                                                                  1997
------------------------------------------------------------------------------

ASSETS

Cash and cash equivalents                                           $   58,237
Amounts receivable from related parties                                160,478
Grant contribution receivable                                           20,000
Other current assets                                                    24,344
------------------------------------------------------------------------------

Total current assets                                                   263,059
------------------------------------------------------------------------------

Property and equipment, net                                             30,636
Intangible assets, net                                                  31,787
------------------------------------------------------------------------------

TOTAL ASSETS                                                        $  325,482
------------------------------------------------------------------------------
------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES

Accounts payable and accrued expenses                               $  609,322
Convertible note payable to related party                              564,500
Deferred grant revenue                                                  20,000
Dividend payable to Glycosyn preferred stockholders                      4,450
------------------------------------------------------------------------------

Total current liabilities                                            1,198,272
------------------------------------------------------------------------------

MINORITY INTERESTS                                                      89,000
COMMITMENTS AND CONTINGENCY (NOTES 10, 11, 13 AND 14)
------------------------------------------------------------------------------
STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par value - authorized,
   5,000,000 shares; issued and outstanding,
   0 shares                                                               -
Common stock, $.001 par value - authorized,
   30,000,000 shares; issued and outstanding,
   13,968,394 shares                                                    13,968
Additional paid-in capital                                          15,323,740
Accumulated deficit                                                (16,261,789)
Cumulative translation adjustment                                      (37,709)
------------------------------------------------------------------------------

Total stockholders' deficit                                           (961,790)
------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         $  325,482
------------------------------------------------------------------------------
------------------------------------------------------------------------------
                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                  HARRIER, INC.

                                          CONSOLIDATED STATEMENTS OF OPERATIONS

-------------------------------------------------------------------------------

FOR THE YEARS ENDED JUNE 30,                               1997            1996
-------------------------------------------------------------------------------

SALES                                               $    48,069    $     66,687
COST OF SALES                                            50,383         123,724
-------------------------------------------------------------------------------

GROSS PROFIT (LOSS)                                      (2,314)        (57,037)
-------------------------------------------------------------------------------

EXPENSES
  Selling, general and administrative                   290,442         587,410
  Salaries and related expenses                         357,049         418,445
  Research and development                                 -            176,773
  Amortization and depreciation                          40,489          23,895
-------------------------------------------------------------------------------

TOTAL EXPENSES                                          687,980       1,206,523
-------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                   (690,294)     (1,263,560)
-------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
  National Cancer Institute grant                        80,000            -
  Interest income (expense), net                        (57,638)          5,905
  Write off of intangible assets                           -           (134,923)
  Loss on sale of marketable securities                 (15,716)           -
  Miscellaneous income                                    6,600          78,500
  Amortization and equity in loss of joint venture         -            (50,108)
  Loss on sale of investment in joint venture            (7,448)           -
  Unrealized loss on investment                            -             (8,775)
-------------------------------------------------------------------------------

TOTAL OTHER INCOME (EXPENSE)                              5,798        (109,401)
-------------------------------------------------------------------------------

LOSS BEFORE PROVISION FOR INCOME TAXES                 (684,496)     (1,372,961)

PROVISION FOR (BENEFIT FROM) INCOME TAXES                 1,740         (47,405)
-------------------------------------------------------------------------------

NET LOSS                                            $  (686,236)   $ (1,325,556)
-------------------------------------------------------------------------------

NET LOSS PER COMMON SHARE                           $      (.06)   $      (0.11)
-------------------------------------------------------------------------------

AVERAGE COMMON SHARES OUTSTANDING                    12,468,780      11,783,861
-------------------------------------------------------------------------------

                   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                   HARRIER, INC.

            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


--------------------------------------------------------------------------------
FOR THE YEARS ENDED JUNE 30, 1997 AND 1996
--------------------------------------------------------------------------------


                                                                                                              Total
                                    Common Stock            Additional                       Cumulative    Stockholders
                                 --------------------        Paid-in        Accumulated     Translation       Equity
                                 Shares        Amount        Capital          Deficit        Adjustment      (Deficit)
-------------------------------------------------------------------------------------------------------------------------
Balances, July 1, 1995         11,684,266     $ 11,684     $ 15,013,577    $ (14,245,547)    $  (37,652)     $ 742,062

Issuance of common stock,
     net of $15,750 in
     offering costs               284,128          284          212,163                                        212,447

Net loss for the year
     ended June 30, 1996                                                      (1,325,556)                   (1,325,556)

Translation adjustment as
     of June 30, 1996                                                                               (57)           (57)
-------------------------------------------------------------------------------------------------------------------------

Balances, July 1, 1996         11,968,394       11,968       15,225,740      (15,571,103)       (37,709)      (371,104)

Issuance of common stock        2,000,000        2,000           98,000                                        100,000
Dividend payable to Glycosyn
     preferred stockholders                                                       (4,450)                       (4,450)

Net loss for the year
     ended June 30, 1997                                                        (686,236)                     (686,236)

Translation adjustment as
     of June 30, 1997                                                                                -              -
-------------------------------------------------------------------------------------------------------------------------

Balances, June 30, 1997        13,968,394     $ 13,968     $ 15,323,740    $ (16,261,789)     $ (37,709)    $ (961,790)
-------------------------------------------------------------------------------------------------------------------------


                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                   HARRIER, INC.

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------


FOR THE YEARS ENDED JUNE 30,                                     1997              1996
---------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                $  (686,236)     $ (1,325,556)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                            40,489            23,895
      Provision for uncollectible amounts                         -             (16,014)
      Write-down of inventory                                     -              74,767
      Write-off of uncollectible amounts                          -              61,811
      Miscellaneous income recognized upon sale
        of inventory                                              -             (66,000)
      Amortization and equity in loss of joint venture            -              50,108
      Loss on sale of investment in joint venture               7,448               -
      Unrealized loss on investment                               -               8,775
      Loss on sale of marketable securities                    15,716               -
      Write-off of intangible assets                              -             134,979
      Services received and loan fees in exchange
        for stock                                                 -              55,100
      Accrued interest                                         60,833             3,667
      Increase (decrease) resulting
        from changes in:
           Accounts receivable, trade                             -              (3,541)
           Amount receivable from sale of assets                  -              17,000
           Receivables from joint research and
             development agreement                                -              34,680
           Receivables from related parties                    45,070            29,539
           Inventory                                           40,411            61,446
           Other current assets                               (11,522)            1,280
           Accounts payable and accrued expenses               (7,102)           62,908
---------------------------------------------------------------------------------------

Net cash used in operating activities                        (494,893)         (791,156)
---------------------------------------------------------------------------------------

                                                                   HARRIER, INC.

--------------------------------------------------------------------------------


FOR THE YEARS ENDED JUNE 30,                                     1997              1996
---------------------------------------------------------------------------------------
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of property and equipment                      $   (54,849)           (7,841)
  Proceeds from sale of marketable securities                  46,159
  Intangible assets expenditures                                  -              (5,339)
  Collection on note receivable for sale of equity in
    joint venture and inventory                                20,000               -
  Collection of receivable from related party                   5,798               -
---------------------------------------------------------------------------------------

Net cash provided by (used in) investing activities            17,108           (13,180)
---------------------------------------------------------------------------------------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Issuance of common stock                                    100,000           157,290
  Issuance of preferred stock of subsidiary                    89,000
  Borrowings from related party                                   -             500,000
---------------------------------------------------------------------------------------

Net cash provided by financing activities                     189,000           657,290
---------------------------------------------------------------------------------------

Net decrease in cash                                         (288,785)         (147,046)

Cash and cash equivalents, beginning of year                  347,022           494,068
---------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                    $    58,237       $   347,022
---------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
     CASH PAID DURING THE YEAR FOR:
        Interest                                          $       -         $       -
        Taxes                                             $     1,740       $     1,711
     NON-CASH INVESTING AND FINANCING ACTIVITIES:
        Stock issued for services and loan fees           $       -         $    55,100
        Note receivable in consideration for sale of
          equity in joint venture and inventory           $   175,000       $       -
---------------------------------------------------------------------------------------


                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                   HARRIER, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


1.  ORGANIZATION AND DESCRIPTION OF BUSINESS

Harrier, Inc. was organized under the laws of the State of Utah on October 8, 1985 and later was reincorporated in the State of Delaware. The Company is engaged in research, development and marketing of a number of products which are at various stages of development. Until June 30, 1997, the Company was selling the Bioptron Lamp (cosmetic and medical uses) in the Western Hemisphere.

Glycosyn Pharmaceuticals, Inc. ("Glycosyn") is organized as a majority-owned subsidiary under the laws of the State of Delaware. Glycosyn holds all of the Company's biomedical technologies rights and obligations. The biomedical technologies are currently in the pre-clinical development phase. In December 1996, Glycosyn was awarded a $100,000 grant from the National Cancer Institute to cover certain research costs.

The accompanying consolidated financial statements include the accounts of Harrier, Inc., its wholly-owned subsidiary, Harrier GmbH, a German corporation, and Glycosyn (collectively, the "Company"). All significant intercompany transactions and balances have been eliminated.

The Company has incurred losses from inception of $16,261,789 including $686,236 during the year ended June 30, 1997 and with the sale of its investment in Derma Ray (see Note 3) has no on-going revenue generating operations. As disclosed in
Note 3, in September 1992 the Company disposed of its European operations that had accounted, to that date, for a significant part of its business. The Company continues to concentrate on developing its biochemical technologies and is in the process of seeking a merger partner (see Note 16 - Subsequent Event - COPE Reorganization). However, there can be no assurance that the Company will successfully acquire or merge with an operational entity, or develop its biochemical technologies.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. Financing for activities to date has previously come from the sale of Company assets, sale of the Company's stock and short-term borrowings. To continue the development of its biochemical technologies beyond the pre-clinical testing phase, the Company will require substantially more capital than it currently has. There can be no assurance as to the Company's ability to fully develop and license its biochemical technologies and other products. The consolidated financial statements do not include any adjustments that might result from the outcome of the above-mentioned uncertainties.

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

INVENTORY

Inventory, consisting of finished goods, is recorded at the lower of cost or market, with cost being determined using the first-in, first-out ("FIFO") method. All inventory was sold at June 30, 1997 (see Note 3).

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

                                                                   HARRIER, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH AND CASH EQUIVALENTS

The Company considers short-term investments which have maturities of three months or less at the date of acquisitions to be cash equivalents. From time to time, the Company's cash on deposit with banks exceeds the $100,000 federally-insured limit.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying value of financial instruments included in current assets and liabilities approximates fair value because of the short maturity of these items.

CONCENTRATION OF CREDIT RISK

For the years ended June 30, 1997 and 1996, the Company earned approximately 100% and 32%, respectively, of its operating revenues from one customer.

ISSUANCE OF STOCK FOR SERVICES

Shares of the Company's common stock issued for services are recorded in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations" and Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), at the fair market value of the stock issued or the fair market value of the services provided, whichever value is the more clearly evident.

STOCK COMPENSATION PLAN

SFAS 123 encourages, but does not require, companies to record compensation cost for stock-based employee compensation plans at fair value. The Company elected to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

                                                                   HARRIER, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECENT ACCOUNTING DEVELOPMENT

In February, 1997, the FASB adopted Statement No. 128, "Earnings Per Share." This new standard requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the statement of income and requires reconciliation of the numerators and the denominators of the basic and diluted EPS calculations. This statement will be effective for the second quarter of the Company's 1998 fiscal year. The Company has not yet quantified what effect, if any, the adoption of SFAS 128 will have on its earnings per share of common stock.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. This pronouncement is effective for fiscal years beginning after December 15, 1997 and the Company expects to adopt the provision of this statement in fiscal year 1998. Management does not expect this statement to significantly impact the Company's financial statements.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement requires public enterprises to report financial and descriptive information about its reportable operating segments and establishes standards for related disclosurres about product and services, geographic areas, and major customers. This pronouncement is effective for fiscal years beginning after December 15, 1997 and the Company expects to adopt the provisions of this statement in fiscal year 1998. Management does not expect this statement to significantly impact the Company's financial statements.

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

                                                                   HARRIER, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

3.  SALE OF ASSETS (CONTINUED)

On June 30, 1994, the Company amended the Bioptron sales agreement and received 5,000 B1 lamps and twenty B2 lamps as payment in full, in lieu of future Bioptron royalty payments. Accordingly, the Company recorded $60,000, which was net of a $290,000 allowance, as inventory at June 30, 1994 related to this transaction. Based on sales activity during fiscal year 1996, a $66,000 reduction of such allowance was recognized as miscellaneous income in 1996. The allowance was reversed in connection with the sale of inventory to Derma Ray.

SALE OF BIOPTRON LAMP INVENTORY AND REDEMPTION OF DERMA RAY'S INTEREST

During the year ended June 30, 1995, the Company acquired a 50% interest in Derma Ray International Limited Liability Corporation ("Derma Ray"). Derma Ray was formed to market, distribute and sell various health and cosmetic products, including the Company's Bioptron Lamps.

On June 30, 1997, the Company sold its Bioptron Lamp inventory to Derma Ray and agreed to the redemption of its entire membership in consideration for $175,000 (see Note 4).

4.  AMOUNTS RECEIVABLE FROM RELATED PARTIES

The following is a summary of amounts receivable from related parties as of June 30, 1997:

         Receivable from Derma Ray               $   155,000
         Employee receivable                           5,478
                                                 -----------

                                                 $   160,478
                                                 -----------
                                                 -----------

On June 30, 1997, the Company sold its entire inventory and its interest in Derma Ray in consideration for $40,000 in cash (of which $20,000 was paid before year end) and a note receivable of $135,000. The note is non-interest bearing and is due no later than June 30, 1998, provided that Derma Ray shall apply all of the gross proceeds of the sale of the Bioptron Lamps towards the reimbursement of the note and use its best efforts to repay the note principal as soon as possible. As of October 31, 1997, $75,000 had been repaid on the note.

The employee receivable amount was applied after year-end against compensation due to the employee.

                                                                   HARRIER, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

5.  PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at cost, less accumulated depreciation as of June 30, 1997:

    Equipment                                 $    66,062
    Furniture and fixtures                         17,645
    Leasehold improvements                         32,585
                                              -----------

                                              $   116,292
    Accumulated depreciation                       85,656
                                              -----------

                                              $    30,636
                                              -----------
                                              -----------


Total depreciation expense for the years ended June 30, 1997 and 1996 was $36,766 and $4,396, respectively.

6.  INVESTMENTS

During fiscal 1997, the Company sold $61,875 in marketable securities for $46,159, recognizing a $15,716 loss included in the consolidated statement of operations.

During the year ended June 30, 1996, the Company recorded a $8,775 valuation allowance to reduce its investment in equity securities to its estimated net realizable value based on quoted market prices. Since management believed that the decline in market price is permanent, the Company recorded the change in valuation allowance in the 1996 consolidated statement of operations.

During the year ended June 30, 1995, the Company acquired a 50% interest in Derma Ray for a $200,000 initial capital contribution. The excess of the Company's contribution over its equity in the joint venture's net amount amounted to $50,000 and is amortized over five years. During the years ended June 30, 1997 and 1996, Derma Ray incurred gains (losses) of $16,803 and ($68,550), of which $8,402 and ($34,275) were allocated to the Company and recorded in the 1997 and 1996 consolidated statements of operations. As disclosed in Note 3, the Company sold the Bioptron lamps and its membership interest to Derma Ray and recorded a net loss of $7,448. The last $5,000 payment under the note will be deemed to have redeemed the Company's entire membership interest.

                                                                   HARRIER, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


6.  INVESTMENTS (CONTINUED)

Condensed financial information (unaudited) relating to Derma Ray is as follows:

     CONDENSED BALANCE SHEET                                 JUNE 30, 1997
     -----------------------                            ---------------------

    ASSETS

         Cash                                                 $   36,578
         Inventories and other current assets                    213,704
         Investment in Naturade, Inc.'s common stock             150,000
                                                              ----------

                                                              $  400,282
                                                              ----------
                                                              ----------

    LIABILITIES AND EQUITY

         Payable to Harrier, Inc.                             $  155,000
         Equity                                                  245,282
                                                              ----------

                                                              $  400,282
                                                              ----------
                                                              ----------

    CONDENSED INCOME STATEMENT
     --------------------------
                                                          YEAR ENDED JUNE 30
                                                      -------------------------
                                                          1997          1996

    Sales                                             $   163,520   $     1,814
                                                      -----------   -----------
                                                      -----------   -----------

    Gross Profit                                      $    44,933   $    (1,211)
                                                      -----------   -----------
                                                      -----------   -----------

    Expenses                                          $    28,130   $    67,339
                                                      -----------   -----------
                                                      -----------   -----------

    Net Gain (Loss)                                   $    16,803   $   (68,550)
                                                      -----------   -----------
                                                      -----------   -----------

                                                                   HARRIER, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

7.  INTANGIBLE ASSETS

The following is a summary of intangible assets, net as of June 30, 1997:

    Patents and patent applications                       $     37,219
    Accumulated amortization                                     5,432
                                                          ------------

                                                          $     31,787
                                                          ------------
                                                          ------------

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

Total amortization charged to operations was $3,723 and $19,499 for the years ended June 30, 1997 and 1996, respectively.

During fiscal year 1996, the Company abandoned and wrote off all intangibles relating to a product under development designated as the "Calorimeter." The net write off of $134,923 is included in the fiscal 1996 Consolidated Statement of Operations.


8.  CONVERTIBLE NOTE PAYABLE TO RELATED PARTY

On June 9, 1996, the Company entered into a $500,000 loan agreement with an entity affiliated with the President and the Chairman of the Board. The loan bears interest at 12% and is due on June 4, 1998. At the Company's option, the loan's principal and interest can be repaid using the Company's stock (or its subsidiary's stock, if publicly traded), valued at 75% of the average price 90 days preceding the repayment date. In consideration for entering into the agreement Glysosyn issued 52,100 shares, with a value representative of 1% of loan fees.

                                                                   HARRIER, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

9.  MINORITY INTEREST

At June 30, 1997, the Company owns approximately 94% of Glycosyn. During the year ended 1997, Glycosyn sold 44,500 shares of its Series A preferred stock for $89,000 to a related party. The stock has a liquidation preference of $2 per share ($89,000), is convertible into shares of Glycosyn common stock and entitles the holder to a dividend of 12% of the liquidation preference, payable quarterly in common stock of Glycosyn. The preferred stock has been presented in the accompanying financial statements as minority interest.

10. COMMON STOCK AND STOCK OPTION PLAN

During the year ended June 30, 1997, the Company issued 2,000,000 shares of common stock (total value $100,000) and 2,000,000 common stock purchase warrants (see Note 11) to existing share-holders and related parties.

During the year ended June 30, 1996, the Company issued 284,128 shares for a total of $212,447 ($157,290 in cash), net of approximately $15,750 in stock offering costs, and including 290,000 common stock purchase warrants (see Note
10).

During the year ended June 30, 1990, the Company adopted an incentive stock option and award plan. A total of 1,500,000 shares of common stock may be issued under the plan and have been reserved by the Board of Directors for that purpose. Options may be granted to Directors, Officers, employees and other individuals at terms and exercise prices to be determined by the Board of Directors. The following is a summary of all common stock options outstanding:



                                              JUNE 30, 1997               JUNE 30, 1996
                                         -----------------------       ---------------------
                                           Shares       Weighted       Shares       Weighted
                                                        Average                     Average
                                                        Exercise                    Exercise
                                                        Price                       Price
   Outstanding, beginning of year         813,996         2.72       1,052,998         3.19
   Granted                                    -             -              -             -
   Canceled-expired                      (363,996)        5.46        (239,002)        4.78
   Exercised                                  -             -              -             -
                                       ----------                   ----------

   Outstanding, end of year               450,000          .50         813,996         2.72
                                       ----------                   ----------
                                       ----------                   ----------

   Exercisable, end of year               450,000          .50         813,996         2.72
                                       ----------                   ----------
                                       ----------                   ----------

                                                                   HARRIER, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

10. COMMON STOCK AND STOCK OPTION PLAN (CONTINUED)

In 1997 and 1996, there were no options granted by the Company. Each option allows the holder to purchase one share of common stock at the exercise price at any time after the vesting date, which has been immediate, and before the expiration date.

Options outstanding at June 30, 1997 are summarized as follows:



                                                      Weighted Average
                                       Number         Remaining           Number of Shares
                   Exercise Price      Outstanding    Contractual Life    Exercisable
                   --------------      -----------    ----------------    ----------------
                   $ .50               450,000        11 Months           450,000

                                                                   HARRIER, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

11. WARRANTS

Convertibility rights, weighted average exercise price and remaining contractual life attached to the common stock purchase warrants issued in connection with public and private stock offerings are as follows:



                                                 1994               1995                    1996                    1997
                       SERIES C AND D          WARRANTS            WARRANTS               WARRANTS                WARRANTS
                      ----------------    -----------------   ------------------    --------------------   -------------------

                       SHARES    WAEP*     SHARES     WAEP       SHARES    WAEP       SHARES       WAEP       SHARES      WAEP
                      --------   -----    --------    -----   ----------   -----    ---------      -----    ---------     -----

Outstanding            426,480   $ .85     352,250    $1.08    1,964,367   $ .70      290,000      $ .44          -         -
  beginning of
  the year

Issued                     -       -           -        -            -       -            -          -      2,000,000      $.13

Cancelled-            (426,480)    .85    (352,250)    1.08   (1,964,367)    .70          -          -            -         -
  expired

Exercised                  -       -           -        -            -       -            -          -            -         -

Outstanding &                0     -             0      -              0     -        290,000        .44    2,000,000       .13
  exercisable -
  end of year

Weighted average                                                                       7 mos.                 33 mos.
  remaining
  contractual life

Range of exercise          -       -           -        -            -       -      $ .22-.70                   $ .13       -
  price




* Weighted average exercise price
    price

                                                                   HARRIER, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

12. INCOME TAXES

The components of the provision for income taxes (tax benefit) are as follows:

                                            FOR THE YEARS ENDED JUNE 30,
                                            -----------------------------
                                               1997               1996
         Current:
            State                           $   1,740           $     800
            Foreign                               -               (48,205)
                                            ---------           ---------

                                                1,740             (47,405)
         Deferred                                 -                   -
                                            ---------           ---------

                                            $   1,740           $ (47,405)
                                            ---------           ---------
                                            ---------           ---------


The reconciliation of the effective tax rates and U.S. statutory tax rates are as follows:

                                            FOR THE YEARS ENDED JUNE 30,
                                            -----------------------------
                                             1997                 1996

    Tax benefit at statutory rate            (34%)                 (34%)
    Foreign tax                                -                    (3%)
    Change in valuation allowance             34%                   34%
                                             -----                 -----
                                               0%                    3%
                                             -----                 -----
                                             -----                 -----

At June 30, 1997, the Company has net operating loss carryforwards, for income tax reporting purposes, of approximately $11,783,000 and $3,180,000 available to offset future federal and California taxable income, respectively. The federal carryforwards expire in 2009 and the California carryforwards expire in 1998. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382.

At June 30, 1997, the Company had available tax credit carryforwards comprised of federal and state research and experimentation credits of $57,467 and $8,007, respectively. The California federal and research and experimentation credit carryforwards expire in 2009 and 1998, respectively.

At June 30, 1997, the Company had approximately $3.9 million in capital loss carryforwards which are available until 1998 to offset capital gains for federal and California state tax purposes. Since it is not determinable at this time whether such credits will ever be realizable, they are not considered as deferred tax assets.

                                                                   HARRIER, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

12. INCOME TAXES (CONTINUED)

The components of the net deferred tax asset and (liability) are as follows:

                                            FOR THE YEARS ENDED JUNE 30,
                                            ---------------------------
                                                1997           1996

    State taxes                             $       354    $       340
    Royalty income                                    0         51,202
    Net operating loss carryforward           4,383,141      4,059,141
    Patents                                       1,738           (118)
    Credits                                      65,474         67,140
    Other                                        28,270         33,601
                                            ------------   ------------

      Subtotal                                4,478,977      4,211,306

      Valuation allowance                    (4,478,977)    (4,211,306)
                                            ------------   ------------

      Total                                 $        -     $        -
                                            ------------   ------------
                                            ------------   ------------

13. COMMITMENTS

OPERATING LEASES

The Company leases office space under operating leases that expire throughout fiscal year 1999. Total rent expense amounted to $46,390 and $41,597 for the years ended June 30, 1997 and 1996, respectively.

Minimum future rental payments under the noncancelable operating leases are as follows as of June 30:

                        1998           $    29,310
                        1999                 3,760
                                       -----------

                                       $    33,070
                                       -----------
                                       -----------

                                                                   HARRIER, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

14. CONTINGENCY - JOINT RESEARCH AND DEVELOPMENT AGREEMENT

On May 1, 1993, the Company completed a drug development agreement with American Diagnostica, Inc. ("ADI"), a private company located in Greenwich, Connecticut. Pursuant to the agreement, ADI was required to develop and test synthetic drugs using the Company's proprietary glycosylation processes. ADI has committed to pay the Company $5,000 per month over 100 months and expend at least $800,000 for research and development.

In June 1995, ADI informed the Company that it was unable to fund any further obligations pursuant to the research and development portion of the drug development agreement. The Company then terminated the related agreement for, among other things, anticipatory repudiation. On August 24, 1995, ADI filed a civil action for money damages alleging wrongful termination, substantial compliance under the agreement, and that the Company was indebted to the plaintiff for damages in an unspecified amount, plus punitive damages, attorney fees and interest. In December, 1995, Harrier moved the court for an order compelling the plaintiff to submit the dispute to arbitration. In September, 1996, the court granted the Company's motion, staying all proceedings pending the conclusion of mandatory arbitration in California, as the parties provided in the research and development agreement. As of the date of the financial statements, no arbitration proceeding has been commenced by either party. Management believes that it has meritorious defenses to all of ADI's claims and
that the claims are substantially without merit.   Under current circumstances,
no determination can be made as to the ultimate outcome of the litigation or as to the necessity for any provision in the accompanying consolidated financial statements for any liability that may result from an unfavorable outcome.

15. NATIONAL CANCER INSTITUTE GRANT

In December 1996, Glycosyn was awarded a $100,000 grant to finance research on its medical technologies. $80,000 was received and expensed before year end, whereas the remaining $20,000 was received and expensed after year end.

                                                                   HARRIER, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

16. SUBSEQUENT EVENTS

STOCK ISSUANCE

Subsequent to year end the Company issued 1,200,000 shares at $.10 per share (total value $120,000) and common stock purchase warrants allowing the holders to purchase 900,000 shares of the Company's common stock at $.13 a share through September, 2000.

COPE REORGANIZATION

On October 30, 1997, the Company entered into a Securities Purchase Agreement and Plan of Reorganization ("Reorganization Agreement") with COPE AG ("COPE"), a Swiss stock corporate engaged in the business of providing high volume information management consulting, services and solutions to Swiss, Germany and Austrian companies. Pursuant to the Reorganization Agreement, the shareholders of COPE will become the controlling stockholders of the Company and COPE will become a wholly-owned subsidiary of the Company (referred to herein as the "COPE Reorganization"). In connection with the proposed COPE Reorganization, the Company has terminated its Bioptron operations and entered into an agreement with a related party, New Capital Investment Fund ("NCIF"), to sell 2,850,000 shares of the $.001 par value common stock ("Glycosyn Common Stock") of its subsidiary, Glycosyn, to NCIF in exchange for NCIF's cancellation of $590,000 of indebtedness owed by the Company (referred to herein as the "Glycosyn Recapitalization"). See "Glycosyn Recapitalization" below.

The Reorganization Agreement provides that immediately prior to the closing ("Closing") of the COPE Reorganization, the Company shall effect the Glycosyn Recapitalization and file an amendment (the "Amendment") to the Company's Certificate of Incorporation to: (i) change the name of the Company to COPE Inc.; and (ii) reverse split the outstanding shares of Common Stock of the Company on a one for 45 basis. At the Closing, and subject to the satisfaction of the foregoing, the Company will issue 2,862,000 shares (post-split) of the Company's $.001 par value common stock ("Harrier Common Stock"), representing 89.4% of the issued and outstanding shares of Harrier Common Stock after giving effect to the Closing, in exchange for the COPE shareholders' transfer of all of the issued and outstanding capital shares of COPE to the Company. The Closing shall occur when: (i) the Company's stockholders shall have adopted and approved the Reorganization Agreement and the Glycosyn Recapitalization; (ii) the Amendment shall have been filed with the Secretary of State of Delaware; and
(iii) all conditions to closing of the Reorganization Agreement shall have been met and all closing documents shall have been delivered. The Reorganization Agreement contains typical representations and warranties of the parties for transactions of this type.

                                                                   HARRIER, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

16. SUBSEQUENT EVENTS (CONTINUED)

The consummation of the COPE Reorganization and the Glycosyn Recapitalization are subject to the approval of the stockholders of the Company. An annual meeting of the stockholders of the Company has been tentatively scheduled for January, 1998, at which the COPE Reorganization and the Glycosyn
Recapitalization will be submitted for shareholder approval.

Additional information concerning COPE, the COPE Reorganization and the Glycosyn Recapitalization will be included in a Proxy Statement to be filed with the Securities and Exchange Commission and distributed to shareholders of the Company.

GLYCOSYN RECAPITALIZATION

The Glycosyn Recapitalization is part of a broader recapitalization of the Company in connection with the COPE Reorganization. The Company has structured the following series of transactions (referred to herein as the "Glycosyn Recapitalization"):

    - Concurrent with the close of the COPE Reorganization, Harrier will transfer all of its assets and liabilities to Glycosyn. In connection therewith, the principal creditors of Harrier, except NCIF which is presently owed $590,000 by Harrier, will be requested to agree to release Harrier of any further liability for their claims.

    - Concurrent with the close of the COPE Reorganization, Harrier will sell to NCIF 2,850,000 shares of its 5,000,000 Glycosyn Common Stock shares in consideration of NCIF's agreement to cancel the $590,000 of indebtedness owed by Harrier. NCIF is an investment fund in which Harrier's Chairman of the Board, Jurg Kehrli, and President, Kevin DeVito, are retained as managers.

Upon the sale of the 2,850,000 shares of Glycosyn Common stock, Harrier's interest in Glycosyn will be reduced to approximately 40% and, as a result, the financial condition and results of operations of Glycosyn will not be consolidated with the Company's subsequent to the close of the COPE Reorganization.

The consummation of the Glycosyn Recapitalization is subject to the approval of the stockholders of the Company and the receipt of an opinion of the fairness of the terms of Harrier's sale of 2,850,000 shares of Glycosyn Common Stock. An annual meeting of the stockholders of the Company has tentatively been scheduled for January 30, 1998 at which the Glycosyn Recapitalization will be submitted for shareholder approval.

                                                                   HARRIER, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

16. SUBSEQUENT EVENTS (CONTINUED)

CONCEPT THERAPEUTICS INVESTMENT ACQUISITION

Glycosyn acquired a minority interest in New Concept Therapeutics, Inc., a North Carolina corporation ("NCT"), pursuant to an agreement ("NCT Agreement") dated October 30, 1997. NCT was formed on July 1, 1997 for the purpose of manufacturing and distributing boron-containing pharmaceutical products for the treatment of cancer. NCT's products are used in connection with boron neutron capture therapy, an experimental cancer treatment currently under clinical trials in the United States and Europe. NCT is a start-up business with nominal assets and results of operations as of October 30, 1997.

Pursuant to the NCT Agreement, Glycosyn has agreed to purchase 23 shares of the common stock of NCT, representing approximately 19% of the issued and outstanding common shares of NCT, in consideration of Glycosyn's delivery of an unsecured promissory note in the original principal amount of $250,000. The Note bears interest at the rate of 10% per annum. Glycosyn is required to pay a minimum of $50,000 of the principal amount under the Note on or before December 31, 1997, with the payment of the remaining $200,000 balance, and all accrued interest thereon on or before April 30, 1998. Glycosyn has also agreed to use its best efforts to prepay the principal amount under the Note as soon as practicable. As of October 31, 1997, Glycosyn has advanced $43,000 to NCT under the Note. As additional consideration for its receipt of the Note, NCT and its principal shareholders have granted Glycosyn an option ("NCT Option") to purchase all 49 of the issued and outstanding shares of NCT at an exercise price of $7,500 per share for a two year period. The NCT Option is exercisable by Glycosyn subject to its payment of the entire principal amount of the Note. The NCT Option provides that Glycosyn may pay for the underlying NCT common shares by Glycosyn's delivery of 1,225,000 shares of Glycosyn common stock (at a rate of $0.30 per Glycosyn share).

The Company's intention with regard to NCT is to assist it in the development and marketing of its boron-containing pharmaceutical products and, in the event of the commercial success of NCT's products, acquire all of the issued and outstanding common shares of NCT.