Form 10QSB
period 1997-09-30
HARRIER INC
filed 1997-12-17
CIK 789847

-------------------------------------------------------------------------------
                        U.S. SECURITIES & EXCHANGE COMMISSION
                                Washington, D.C. 20549



                                     FORM 10-QSB
                      Quarterly Report Under Section 13 or 15(d)
                        of the Securities Exchange Act of 1934



For Quarter Ended: September 30, 1997             Commission File Number:1-9925


                                    HARRIER, INC.
                ------------------------------------------------------
                (Exact name of registrant as specified in its charter)


         DELAWARE                                   87-0427731
--------------------------------                 --------------------
(State or Other Jurisdiction of                  (I.R.S. Employer
 Incorporation or Organization)                   Identification No.)


2200 Pacific Coast Highway, Suite 301, Hermosa Beach, California       90254
----------------------------------------------------------------     ----------
         (Address of Principal Executive Offices)                    (Zip Code)



                                   Not Applicable
  --------------------------------------------------------------------------
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

As of December 15, 1997 the Registrant had 15,317,923 shares of its common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format: Yes X  No   .
                                                  ---   ---

-------------------------------------------------------------------------------
                      Page 1 of 11 consecutively numbered pages.

PART  1
                                FINANCIAL INFORMATION

-------------------------------------------------------------------------------

                 ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB

-------------------------------------------------------------------------------

       Harrier, Inc. (the "Registrant") files herewith the unaudited condensed consolidated balance sheets of the Registrant and its subsidiaries as of September 30, 1997, and the related unaudited condensed consolidated statements of operations for the three months ended September 30, 1997 and 1996, and statements of cash flows for the three months ended September 30, 1997 and 1996, together with the unaudited condensed notes thereto. In the opinion of management of the Registrant, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to present fairly the financial condition of the Registrant for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Registrant and the notes thereto included in the annual report of the Registrant on Form 10-KSB for the year ended June 30, 1997 on file with the Securities and Exchange Commission on December 10, 1997 is hereby incorporated by reference.

                                    HARRIER, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEET
                                     (UNAUDITED)


                                        ASSETS

                                                             SEPTEMBER 30,
                                                                 1997
                                                             -------------
CURRENT ASSETS:
    Cash and cash equivalents                                $     17,437
    Amount receivable from related party                          115,478
    Grant contribution receivable                                       0
    Other current assets                                           15,083
                                                             ------------

        Total Current Assets                                      147,998
                                                             ------------
PROPERTY AND EQUIPMENT, net                                        28,506
                                                             ------------

Intangible assets                                                  30,856

        Total Assets                                         $    207,360
                                                             ------------
                                                             ------------


                          LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                    $    579,268
    Convertible note payable to related party                     579,833
    Deferred grant revenue                                              0
    Dividend payable to Glycosyn preferred stockholders             4,450

        Total Current Liabilities                               1,163,551
                                                             ------------

    Minority Interests                                             89,000

STOCKHOLDERS' EQUITY:
    Common Stock                                                   14,099
    Additional paid-in capital                                 15,343,110
    Accumulated deficit                                       (16,364,689)
    Cumulative translation adjustment                             (37,711)
                                                             ------------
        Total Stockholders' Equity                             (1,045,191)
                                                             ------------
        Total liabilities and
        stockholders' equity                                 $    207,360
                                                             ------------
                                                             ------------

                                HARRIER, INC.
                           CONDENSED CONSOLIDATED
                          STATEMENTS OF OPERATIONS
                                 (UNAUDITED)

                                                     FOR THE THREE MONTHS ENDED
                                                            SEPTEMBER 30,
                                                    ---------------------------
                                                         1997          1996
                                                    ---------------------------

SALES                                                 $      0       $  7,338
COST OF SALES                                                0          6,837
                                                      --------       --------

GROSS PROFIT                                                 0            501
                                                      --------       --------
EXPENSES:
    General and administrative                          43,668         38,496
    Amortization and depreciation                        3,060          2,474
    Salaries and related expenses                       60,128        108,164
    Research and development                                 0          5,000
                                                      --------       --------
    Total Expenses                                     106,856        154,134
                                                      --------       --------
LOSS FROM OPERATIONS                                  (106,856)      (153,633)
                                                      --------       --------
OTHER INCOME (EXPENSE):
    Grant income                                        20,000              0
    Interest income/(expense)                          (15,244)       (12,694)
                                                      --------       --------
    Total other income (expense)                         4,756        (12,694)
                                                      --------       --------
                                                      --------       --------
    Income (loss) from continuing operations before
    provision for income taxes                        (102,100)      (166,327)

Provision for income taxes                                (800)          (300)
                                                      --------       --------
Net income (loss)                                     (102,900)      (166,627)
                                                      --------       --------
Net income (loss) per common share                    $  (0.01)      $  (0.01)
                                                      --------       --------
                                                      --------       --------


              The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                   HARRIER, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                      FOR THE THREE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                      --------------------------
                                                          1997         1996
                                                      --------------------------

Cash Flows from (used for) Operating Activities:
  Net Loss                                             $(102,900)   $(166,627)
                                                       ---------    ---------
  Adjustments to reconcile net income to net cash
    used by operating activities:
      Depreciation and amortization                        3,060        2,474
      Accrued interest                                    15,333            0

      Changes in assets and liabilities:
        Related party receivable                          45,000       (4,844)
        Accounts receivable                                    0       23,879
        Receivable from joint venture                          0       34,679
        Assets held for sale                                   0       17,500
        Inventory                                              0       37,734
        Other current assets                               9,262        7,810
        Accounts payable and accrued expenses            (30,056)     104,314
                                                       ---------    ---------

                 Total Adjustments                        42,599      223,546
                                                       ---------    ---------
                 Cash Used by Operating Activities     $ (60,301)   $  56,919
                                                       ---------    ---------

Cash Flows from Investing Activities:
  Payment for property and equipment                           0       (6,016)
  Increase in patent costs                                     0       (1,289)
                                                       ---------    ---------
                 Cash used by Investing Activities     $       0    $  (7,305)
                                                       ---------    ---------
Cash Flows from Financing Activities:

  Issuance of stock                                       19,501      150,595
                 Net Cash Flows Provided by
                 Financing Activities                  $  19,501    $ 150,595
                                                       ---------    ---------

  Effect of Exchange Rate Changes on Cash              $       0    $     (28)
                                                       ---------    ---------

  Net Increase in Cash and Cash Equivalents              (40,800)     200,181

  Cash and Cash Equivalents at Beginning of Period        58,237      494,068
                                                       ---------    ---------
  Cash and Cash Equivalents at End of Period           $  17,437    $ 694,249
                                                       ---------    ---------
                                                       ---------    ---------


                   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                                    HARRIER, INC.
                      NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                                 FINANCIAL STATEMENTS
                                      UNAUDITED


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Registrant without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at September 30, 1997, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's June 30, 1997 audited financial statements. The results of operations for the three months ended September 30, 1997 are not necessarily indicative of the operating results for the full year.

NOTE 2 - CONVERTIBLE NOTE PAYABLE TO RELATED PARTY

On June 9, 1996, the Company entered into a $500,000 loan agreement with an entity affiliated with the President and the Chairman of the Board. The loan bears interest of 12% and is due on June 4, 1998. At the Company's option, the loan's principal and interest can be repaid using the Company's stock (or its subsidiary's stock, if publicly traded), valued at 75% of the average price 90 days preceding the repayment date. In consideration for entering into the agreement, Glycosyn Pharmaceuticals, Inc. issued 52,100 shares valued to represent 1% in loan fees.

NOTE 3- LETTER OF INTENT

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

NOTE 4 - ISSUANCE OF COMMON STOCK

During the quarter ended September 30, 1997 the Company issued approximately 130,000 shares of Harrier, Inc. common stock as payment in lieu of cash in the settlement of a lawsuit.

NOTE 5 - SUBSEQUENT EVENTS

Subsequest to September 30, 1997 the Company issued 1,200,000 shares of Harrier, Inc. common stock at $0.10 per shares and 900,000 common stock warrants. The shares were sold pursuant to Regulation S under the Securities Act of 1933 to seven European investors. There was no underwriter involved in the transaction. The proceeds from the sale of the shares will be used for working capital and administrative and professional fees associated with a prospective merger.

-------------------------------------------------------------------------------
                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

GENERAL:

Harrier, Inc., a Delaware corporation ("Harrier" or "the Company"), has historically been engaged in the discovery, development and sale of selected products and technologies in the health, fitness and medical markets. Since 1996, the Company's strategic force has been to find a merger candidate. The Company has considered a merger to be a priority due to the absence of significant sales of the Company's Bioptron lamps and the Company's continuing inability to obtain the additional capital necessary to fund its pharmaceutical research and development operations.

Unless the context otherwise requires, the term "Company" refers to Harrier, Inc., a Delaware corporation, and its majority subsidiary, Glycosyn Pharmaceuticals, Inc., a Delaware corporation, and it equity interest in DermaRay International, LLC, a California limited liability company.

On October 30, 1997, the Company entered into a Securities Purchase Agreement and Plan of Reorganization ("Reorganization Agreement") with COPE AG ("COPE"), a Swiss stock corporation engaged in the business of providing high volume information management consulting, services and solutions to Swiss, German and Austrian industries. Pursuant to the Reorganization Agreement, the shareholders of COPE will become the controlling stockholders of the Company and COPE will become a wholly-owned subsidiary of the Company (referred to herein as the "COPE Reorganization"). In connection with the COPE Reorganization, the Company has terminated its Bioptron Lamp operations and intends to conduct the following series of transactions (refereed to herein as the "Glycosyn Recapitalization"):

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

This report contains forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this registration statement, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, the Company's continuing losses and working capital deficit. The Company's lack of adequate working capital, the miscellaneous risks associated with the proposed COPE reorganization, including the risk that the transaction will not be consummated; and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially form those anticipated, estimated, or projected. The Company cautions potential investors not to place undue -reliance on any such forward-looking statements all of which speak only as to the date made.

RESULTS OF OPERATIONS

 All corporate overhead is focused on restructuring the Company and facilitating a merger transaction. The operating expenses incurred during the quarter ended September 30, 1997 totaled $106,856 and relate primarily to the proposed COPE Reorganization. (See ITEM 2).

LIQUIDITY AND CAPITAL RESOURCES

For the purpose of preserving the Company as a going concern, the Company has entered into the COPE Reorganization Agreement. In connection with the proposed COPE Reorganization, Harrier will transfer all of its assets and liabilities to Glycosyn. In connection therewith, the principal creditors of Harrier, except New Capital Investment Fund ("NCIF") which is presently owed $590,000 by Harrier, will agree to release Harrier of any further liability for their claims. At the same time, Harrier will sell to NCIF 2,850,000 shares of its Glycosyn Common Stock in consideration of NCIF's agreement to cancel the $590,000 of indebtedness owed by Harrier.

Subsequent to June 30, 1997, the Company raised an additional $120,000 from the private placement sale of its securities. All proceeds raised from the private placement were used for working capital.

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

                                   PART II
                                OTHER INFORMATION

-------------------------------------------------------------------------------
                              ITEM 1. LEGAL PROCEEDINGS
-------------------------------------------------------------------------------

    NONE

-------------------------------------------------------------------------------
                       ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------------
   (A)     NONE

   (B)     REPORTS ON FORM 8-K:

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HARRIER, INC.

Dated: December 15, 1997             By   /s/ KEVIN DEVITO
                                        ---------------------------------
                                          Kevin DeVito - President


                                          /s/ CANDACE M. BEAVER
                                        ---------------------------------
                                        Candace M. Beaver
                                        Chief Financial Officer/Secretary