Form 10QSB
period 1997-12-31
HARRIER INC
filed 1998-03-04
CIK 789847

-------------------------------------------------------------------------------

                       U.S. SECURITIES & EXCHANGE COMMISSION
                               Washington, D.C. 20549



                                    FORM 10-QSB
                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934



    For Quarter Ended: December 31, 1997          Commission File Number: 1-9925
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

As of February 13, 1998 the Registrant had 15,497,923 shares of its common stock, par value $0.001, issued and outstanding.

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
                               FINANCIAL INFORMATION
-------------------------------------------------------------------------------

                ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB

-------------------------------------------------------------------------------

Harrier, Inc. (the "Registrant") files herewith the unaudited condensed consolidated balance sheets of the Registrant and its subsidiaries as of December 31, 1997 and 1996, and the related unaudited condensed consolidated statements of operations for the three and six months ended December 31, 1997 and 1996, and statements of cash flows for the three and six months ended December 31, 1997 and 1996, together with the unaudited condensed notes thereto. In the opinion of management of the Registrant, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to present fairly the financial condition of the Registrant for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Registrant and the notes thereto included in the annual report of the Registrant on Form 10-KSB for the year ended June 30, 1997 on file with the Securities and Exchange Commission on December 10, 1997 is hereby incorporated by reference.

                                 HARRIER, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)


                                    ASSETS

                                                                    December 31,       June 30,
                                                                        1997             1997
                                                                    ------------       --------
CURRENT ASSETS:

     Cash and cash equivalents                                      $     13,962     $     58,237
     Amount receivable from related party                                 55,000          160,478
     Grant contribution receivable                                             0           20,000
     Other current assets                                                 12,479           24,344
                                                                    ------------     ------------
               Total Current Assets                                       81,441          263,059
                                                                    ------------     ------------
PROPERTY AND EQUIPMENT, net                                               23,197           30,636
                                                                    ------------     ------------
Intangible assets                                                         29,926           31,787
Investment in New Concept Therapeutics                                   250,000                0

               Total Assets                                         $    384,564     $    325,482
                                                                    ------------     ------------
                                                                    ------------     ------------

                       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                          $    589,807     $    609,322
     Convertible note payable to related party                           595,167          564,500
     Note payable to New Concept Therapeutics                            200,000                0
     Deferred grant revenue                                                    0           20,000
     Dividend payable to Glycosyn preferred stockholders                   4,450            4,450

               Total Current Liabilities                               1,389,424        1,198,272
                                                                    ------------     ------------
     Minority Interests                                                   89,000           89,000

STOCKHOLDERS' EQUITY:
     Common Stock                                                         15,298           13,968
     Additional paid-in capital                                       15,461,910       15,323,740
     Accumulated deficit                                             (16,533,357)     (16,261,789)
     Cumulative translation adjustment                                   (37,711)         (37,709)
                                                                    ------------     ------------
               Total Stockholders' Equity                             (1,093,860)        (961,790)
                                                                    ------------     ------------
               Total liabilities and
               stockholders' equity                                 $    384,564     $    325,482
                                                                    ------------     ------------
                                                                    ------------     ------------

                                    HARRIER, INC.
                               CONDENSED CONSOLIDATED
                               STATEMENTS OF OPERATIONS
                                    (UNAUDITED)


                                                         For the Three Months Ended    For the Six Months Ended
                                                                  December 31,                December 31,
                                                         --------------------------    ------------------------
                                                            1997           1996           1997          1996
                                                         -----------     ----------    -----------   ----------
SALES                                                     $       0       $   5,330       $      0    $  12,668
COST OF SALES                                                     0           4,837              0       11,674
                                                         -----------     ----------    -----------   ----------
GROSS PROFIT                                                      0             493              0          994
                                                         -----------     ----------    -----------   ----------
EXPENSES:
   General and administrative                                85,773          45,626        129,441       84,122
   Amortization and depreciation                              6,239           3,757          9,299        6,231
   Salaries and related expenses                             61,291         102,135        121,419      210,299
   Research and development                                       0               0              0        5,000
                                                         -----------     ----------    -----------   ----------
      Total expenses                                        153,303         151,518        260,159      305,652
                                                         -----------     ----------    -----------   ----------
LOSS FROM OPERATIONS                                       (153,303)       (151,025)      (260,159)    (304,658)
                                                         -----------     ----------    -----------   ----------
OTHER INCOME (EXPENSE):
   Grant income                                                   0               0         20,000            0
   Loss on investment                                             0         (15,716)             0      (15,716)
   Interest income/(expense)                                (15,367)        (15,241)       (30,611)     (27,935)
                                                         -----------     ----------    -----------   ----------
      Total Other Income (Expense)                          (15,367)        (30,957)       (10,611)     (43,651)
                                                         -----------     ----------    -----------   ----------
      Income (loss) from continuing operations before
       provision for income taxes                          (168,670)       (181,982)      (270,770)    (348,309)

Provision for income taxes                                        0            (800)          (800)      (1,100)
                                                         -----------     ----------    -----------   ----------

Net income (loss)                                          (168,670)       (182,782)      (271,570)    (349,409)
                                                         -----------     ----------    -----------   ----------





Net income (loss) per common share                        $   (0.01)      $   (0.02)     $   (0.02)  $    (0.03)
                                                         -----------     ----------    -----------   ----------
                                                         -----------     ----------    -----------   ----------



              The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

                                 HARRIER, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                    FOR THE SIX MONTHS ENDED
                                                                          DECEMBER 31,
                                                                    ------------------------
                                                                       1997           1996
                                                                       ----           ----
Cash Flows from (used for) Operating Activities:
   Net Loss                                                         $(271,570)      $(349,409)
                                                                    ---------       ---------
   Adjustments to reconcile net income to net cash
      used by operating activities:
         Depreciation and Amortization                                  9,299           6,231
         Accrued interest                                              30,666          30,666

         Changes in assets and liabilities:
           Related party receivable                                   105,478          19,547
           Inventory                                                        0          11,751
           Other current assets                                        11,865           3,683
           Accounts payable and accrued expenses                      (19,511)        (13,807)
                                                                    ---------       ---------

               Total Adjustments                                      137,797          58,071
                                                                    ---------       ---------

               Cash Used by Operating Activities                    $(133,773)      $(291,338)
                                                                    ---------       ---------

Cash Flows from Investing Activities:
   Payment for property and equipment                                       0         (57,404)
   Increase in investment                                            (250,000)              0
   Decrease in investment                                                   0          61,875
                                                                    ---------       ---------

               Cash used by Investing Activities                    $(250,000)      $   4,471
                                                                    ---------       ---------

Cash Flows from Financing Activities:

   Note payable to New Concept Therapeutics                           200,000               0
   Issuance of stock                                                  139,500               0
                                                                    ---------       ---------

               Net Cash Flows Provided by
               Financing Activities                                 $ 339,500       $       0
                                                                    ---------       ---------

   Effect of Exchange Rate Changes on Cash                          $      (2)      $       0
                                                                    ---------       ---------

   Net Increase in Cash and Cash Equivalents                          (44,275)       (286,867)

   Cash and Cash Equivalents at Beginning of Period                    58,237         347,022
                                                                    ---------       ---------

   Cash and Cash Equivalents at End of Period                       $  13,962       $  60,155
                                                                    ---------       ---------
                                                                    ---------       ---------

                   The accompanying notes are an integral part of these unaudited condensed consolidated financial statements

                                   HARRIER, INC.
                     NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                                FINANCIAL STATEMENTS
                                     UNAUDITED


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Registrant without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at December 31, 1997, and for all periods presented have been made.

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

NOTE 3 - SECURITIES PURCHASE AGREEMENT AND PLAN OF REORGANIZATION

On October 30, 1997, the Company entered into a Securities Purchase Agreement and Plan of Reorganization ("Reorganization Agreement") with COPE AG ("COPE"), a Swiss sock corporation engaged in the business of providing high volume information management consulting services and solutions to Swiss, German and Austrian industries. Pursuant to the Reorganization Agreement, the shareholders of COPE will become the controlling stockholders of the Company and COPE will become a wholly-owned subsidiary of the Company. (See ITEM 2)

NOTE 4 - ISSUANCE OF COMMON STOCK

During the six months ended December 31, 1997 the Company issued approximately 130,000 shares of Harrier, Inc. common stock as payment in lieu of cash in the settlement of a lawsuit.

In addition, the Company issued 1,200,000 shares of Harrier, Inc. common stock at $0.10 per shares and 900,000 common stock warrants. The shares were sold pursuant to Regulation S under the Securities Act of 1933 to seven European investors. There was no underwriter involved in the transaction. The proceeds from the sale of the shares will be used for working capital and administrative and professional fees associated with a prospective merger.

NOTE 5 - SUBSEQUENT EVENTS

Subsequent to December 31, 1997 the Company issued 400,000 shares of Harrier, Inc common stock at $0.10 per share. The shares were sold pursuant to Regulation S under the Securities Act of 1933. There was no underwriter involved in the transaction. The proceeds from the sale of the shares will be used for working capital and administrative and professional fees associated with a prospective merger.

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

On October 30, 1997, the Company entered into a Securities Purchase Agreement and Plan of Reorganization ("Reorganization Agreement") with COPE AG ("COPE"), a Swiss stock corporation engaged in the business of providing high volume information management consulting, services and solutions to Swiss, German and Austrian industries. Pursuant to the Reorganization Agreement, the shareholders of COPE will become the controlling stockholders of the Company and COPE will become a wholly-owned subsidiary of the Company (referred to herein as the "COPE Reorganization"). In connection with the COPE Reorganization, the Company has terminated its Bioptron Lamp operations and intends to conduct the following series of transactions (refereed to herein as the "Glycosyn Recapitalization"):

     - Concurrent with the close of the COPE Reorganization, Harrier will transfer all of its assets and liabilities to Glycosyn. In connection therewith, the principal creditors of Harrier, except NCIF which is presently owed $595,000 by Harrier, will agree to release Harrier of any further liability for their claims.

     - Concurrent with the close of the COPE Reorganization, Harrier will sell to NCIF 2,850,000 shares of its 5,000,000 Glycosyn Common Stock in consideration of NCIF's agreement to cancel the $595,000 of indebtedness owed by Harrier.

This report contains forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this registration statement, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, the Company's continuing losses and working capital deficit. The Company's lack of adequate working capital, the miscellaneous risks associated with the proposed COPE reorganization, including the risk that the transaction will not be consummated; and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially form those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements all of which speak only as to the date made.

RESULTS OF OPERATIONS

All corporate overhead is focused on restructuring the Company and facilitating a merger transaction. The operating expenses incurred during the quarter and six months ended December 31, 1997 totaled $153,303 and 260,159 respectively, and relate primarily to the proposed COPE Reorganization. (See
ITEM 2).

LIQUIDITY AND CAPITAL RESOURCES

For the purpose of preserving the Company as a going concern, the Company has entered into the COPE Reorganization Agreement. In connection with the proposed COPE Reorganization, Harrier will transfer all of its assets and liabilities to Glycosyn. In connection therewith, the principal creditors of Harrier, except New Capital Investment Fund ("NCIF") which is presently owed $595,000 by Harrier, will agree to release Harrier of any further liability for their claims. At the same time, Harrier will sell to NCIF 2,850,000 shares of its Glycosyn Common Stock in consideration of NCIF's agreement to cancel the $595,000 of indebtedness owed by Harrier.

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


                         HARRIER, INC.


Dated: February 27, 1998           By   /s/ Kevin DeVito
                                        ----------------------------------
                                        Kevin DeVito - President


                                        /s/ Candace M. Beaver
                                        ----------------------------------
                                        Candace M. Beaver
                                        Chief Financial Officer/Secretary