Form 10KSB/A
period 1997-06-30
HARRIER INC
filed 1998-04-14
CIK 789847

`

--------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C.  20549
                                    FORM 10-KSB/A
  ANNUAL REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

RESULTS OF OPERATIONS

     YEAR ENDED JUNE 30, 1997 COMPARED TO YEAR ENDED JUNE 30, 1996

     During the 1997 fiscal year the Company discontinued its marketing and sale of the Bioptron Lamps. See Part I, Item 1 "Description of Business - Bioptron
Lamps."   For the year ended June 30, 1997, sales were  $48,069 as compared to sales of $66,687 in fiscal 1996. The decline in sales is attributable to the declining emphasis of activity related to the Bioptron Lamps. Selling, general and administrative expenses also declined from $587,410 in fiscal 1996 to $290,442 in fiscal 1997 due to a decline in the Bioptron operations. Research and development expenses declined from $176,773 in fiscal 1996 to $0 in fiscal 1997 due to a lack of funds with which to conduct further development. If the Company fails to consummate the COPE Reorganization and does not acquire significant additional capital with which to fund further development of its glycoslyation technologies, the Company expects to incur in future periods general and administrative expenses at a level similar to fiscal 1997.


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

     In the event the Company is unable to consummate the COPE Reorganization for any reason, the Company will have to either locate a new reorganization candidate or pursue the development of the business of its Glycosyn subsidiary. In either event, the Company's future will be jeopardized by its present lack of working capital and the absence of revenue producing operations. Should the Company fail to consummate the COPE Reorganization, there can be no assurance that the Company will be able to locate a new reorganization candidate or obtain the capital necessary to either develop the business of Glycosyn or, at a minimum, sustain its present level of operations, which consists of nominal research and development by Glycosyn, and the Company's continued existance. The report of the Company's independent accountants for the Company's 1997 fiscal year includes an explanatory paragraph with respect to substantial doubt existing about the Company's ability to continue as a going concern in the absence of additional capital.

Year 2000

     The Company considers its hardware and software to be Year 2000 compliant and does not expect to incur material costs with Year 2000 issues.

ITEM 7.        FINANCIAL STATEMENTS

                                                                            Page
Harrier, Inc. (A Delaware corporation):
   Independent Auditor's Repor . . . . . . . . . . . . . . . . . . . . . . . 10
   Consolidated Balance Sheet as of June 30, 1997. . . . . . . . . . . . . . 11
   Consolidated Statements of Operations for the twelve month periods ended June 30, 1997 and 1996. . . . . . . . . . . . . . . . . . . . . . 12
   Consolidated Statements of Changes in Stockholders' Equity (Deficit)
     for the twelve month periods ended June 30, 1997 and 1996 . . . . . . . 13
   Consolidated Statements of Cash Flow for the twelve month periods ended June 30, 1997 and 1996. . . . . . . . . . . . . . . . . . . . . . 14
   Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . 15

                        RAIMONDO, PETTIT & GLASSMAN
             A PARTNERSHIP INCLUDING PROFESSIONAL CORPORATIONS
                        CERTIFIED PUBLIC ACCOUNTANTS
                        UNION BANK TOWER, SUITE 1250
                         21515 HAWTHORNE BOULEVARD     Telephone (910) 540-5990
                         TORRANCE, CALIFORNIA 90503        Fax (310) 543-3066


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


                                                                 HARRIER, INC.

                                                    CONSOLIDATED BALANCE SHEET

JUNE 30,                                                                 1997
-----------------------------------------------------------------------------

ASSETS

Cash and cash equivalents                                        $     58,237
Amounts receivable from related parties                               160,478
Grant contribution receivable                                          20,000
Other current assets                                                   24,344
-----------------------------------------------------------------------------

Total current assets                                                  263,059
-----------------------------------------------------------------------------


Property and equipment, net                                            30,636
Intangible assets, net                                                 31,787
-----------------------------------------------------------------------------


TOTAL ASSETS                                                     $    325,482
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------


LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Accounts payable and accrued expenses                            $    609,322
Convertible note payable to related party                             564,500
Deferred grant revenue                                                 20,000
Dividend payable to Glycosyn preferred stockholders                     4,450
-----------------------------------------------------------------------------

Total current liabilities                                           1,198,272
-----------------------------------------------------------------------------

MINORITY INTERESTS                                                     89,000

COMMITMENTS AND CONTINGENCY (NOTES 10, 11, 13 AND 14)
-----------------------------------------------------------------------------
STOCKHOLDERS' DEFICIT

Preferred stock, $.001 par value - authorized,
     5,000,000 shares; issued and outstanding,
     0 shares                                                               -
Common stock, $.001 par value - authorized,
     30,000,000 shares; issued and outstanding,
     13,968,394 shares                                                 13,968
Additional paid-in capital                                         15,323,740
Accumulated deficit                                               (16,261,789)
Cumulative translation adjustment                                     (37,709)
-----------------------------------------------------------------------------

Total stockholders' deficit                                          (961,790)
-----------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                      $    325,482
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                 SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                  HARRIER, INC.

                                          CONSOLIDATED STATEMENTS OF OPERATIONS


-------------------------------------------------------------------------------
FOR THE YEARS ENDED JUNE 30,                       1997                1996
-------------------------------------------------------------------------------
SALES                                          $ 48,069          $   66,687
COST OF SALES                                    50,383             123,724
-------------------------------------------------------------------------------

GROSS PROFIT (LOSS)                              (2,314)            (57,037)
-------------------------------------------------------------------------------
EXPENSES
     Selling, general and administrative        274,142             587,410
     Salaries and related expenses              311,249             418,445
     Research and development                    62,100             176,773
     Amortization and depreciation               40,489              23,895
-------------------------------------------------------------------------------

TOTAL EXPENSES                                  687,980           1,206,523
-------------------------------------------------------------------------------

LOSS FROM OPERATIONS                           (690,294)         (1,263,560)
-------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
     National Cancer Institute grant             80,000                 -
     Interest income (expense), net             (57,638)              5,905
     Write off of intangible assets                -               (134,923)
     Loss on sale of marketable securities      (15,716)                -
     Miscellaneous income                         6,600              78,500
     Amortization and equity in loss of
       joint venture                               -                (50,108)
     Loss on sale of investment in joint
       venture                                   (7,448)                -
     Unrealized loss on investment                 -                 (8,775)
-------------------------------------------------------------------------------

TOTAL OTHER INCOME (EXPENSE)                      5,798            (109,401)
-------------------------------------------------------------------------------

LOSS BEFORE PROVISION FOR INCOME TAXES         (684,496)         (1,372,961)

PROVISION FOR (BENEFIT FROM) INCOME TAXES         1,740             (47,405)
-------------------------------------------------------------------------------

NET LOSS                                    $  (686,236)        $ (1,325,556)
-------------------------------------------------------------------------------

NET LOSS PER COMMON SHARE                       $ (.06)            $ (0.11)
-------------------------------------------------------------------------------

AVERAGE COMMON SHARES OUTSTANDING            12,468,780          11,783,861
-------------------------------------------------------------------------------

                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                  HARRIER, INC.

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

-------------------------------------------------------------------------------

FOR THE YEARS ENDED JUNE 30, 1997 AND 1996
-------------------------------------------------------------------------------

                                                                                                                    Total
                                                              Additional                         Cumulative      Stockholders
                                        Common Stock           Paid-in       Accumulated        Translation         Equity
                                                               Capital        Deficit            Adjustment       (Deficit)
                                      Shares       Amount
Balances, July 1, 1995              11,684,266    $11,684    $15,013,577     $(14,245,547)      $(37,652)          $742,062
Issuance of common stock
  net of $15,750 in
  offering costs                       284,128        284        212,163                                            212,447
Net loss for the year
  ended June 30, 1996                                                          (1,325,556)                       (1,325,556)
Translation adjustment as
  of June 30, 1996                                                                                   (57)               (57)

Balances, July 1, 1996              11,968,394     11,968     15,225,740      (15,571,103)       (37,709)          (371,104)
Issuance of common stock             2,000,000      2,000         98,000                                            100,000
Dividend payable to Glycosyn
  preferred stockholders                                                           (4,450)                           (4,450)
Net loss for the year
  ended June 30, 1997                                                            (686,236)                         (686,236)

Translation adjustment as
  of June 30, 1997                                                                                   -                -
Balances, June 30, 1997             13,968,394    $13,968    $15,323,740     $(16,261,789)      $(37,709)         $(961,790)
                                    ----------------------------------------------------------------------------------------
                                    ----------------------------------------------------------------------------------------

                   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                                                  HARRIER, INC.

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

FOR THE YEARS ENDED JUNE 30,                           1997           1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                          $(686,236)     $(1,325,556)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation and amortization                    40,489           23,895
      Provision for uncollectible amounts                   -          (16,014)
      Write-down of inventory                               -           74,767
      Write-off of uncollectible amounts                    -           61,811
      Miscellaneous income recognized
        upon sale of inventory                              -          (66,000)
      Amortization and equity in loss
        of joint venture                                    -           50,108
      Loss on sale of investment in joint venture       7,448                -
      Unrealized loss on investment                         -            8,775
      Loss on sale of marketable securities            15,716                -
      Write-off of intangible assets                        -          134,979
      Services received and loan fees
        in exchange for stock                               -           55,100
      Accrued interest                                 60,833            3,667
      Increase (decrease) resulting
        from changes in:
        Accounts receivable, trade                          -           (3,541)
        Amount receivable from sale of assets               -           17,000
        Receivables from joint research and
          development agreement                             -           34,680
        Receivables from related parties               45,070           29,539
        Inventory                                      40,411           61,446
        Other current assets                          (11,522)           1,280
        Accounts payable and accrued expenses          (7,102)          62,908
Net cash used in operating activities                (494,893)        (791,156)

                                                                  HARRIER, INC.

                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
-------------------------------------------------------------------------------

FOR THE YEARS ENDED JUNE 30,                           1997           1996
CASH FLOWS USED IN INVESTING ACTIVITIES:
  Purchase of property and equipment               $  (54,849)          (7,841)
  Proceeds from sale of marketable securities          46,159                -
  Intangible assets expenditure                             -           (5,339)
  Collection on note receivable for sale of
   equity in joint venture and inventory               20,000                -
  Collection of receivable from related party           5,798                -
Net cash provided by (used in) investing
  activities                                           17,108          (13,180)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
  Issuance of common stock                            100,000          157,290
  Issuance of preferred stock of subsidiary            89,000                -
  Borrowings from related party                             -          500,000
Net cash provided by financing activities             189,000          657,290

Net decrease in cash                                 (288,785)        (147,046)
Cash and cash equivalents, beginning of year          347,022          494,068
Cash and cash equivalents, end of year              $  58,237       $  347,022

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
    Cash paid during the year for:
      Interest                                      $       -       $        -
      Taxes                                             1,740            1,711
    Non-cash investing and financing activities:
      Stock issued for services and loan fees       $       -       $   55,100
      Note receivable in consideration for sale of
        equity in joint venture and inventory       $ 175,000       $        -


            SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

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

INVESTMENTS

Investments represent up to their disposition (see note 6) equity securities and a 50% interest in an unconsolidated joint venture.


The equity securities were classified as available-for-sale and stated at their fair market value based on quoted market prices.


The Company had no majority control over the joint venture's operations or management; accordingly, the investment in joint venture was accounted for under the equity method. The Company's share of the income or loss of the joint venture was recognized as an increase or decrease, respectively, in the Company's investment. Profits and losses on transactions with the joint venture were eliminated to the extent of the Company's ownership interest.

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

FOREIGN CURRENCY TRANSLATION

Financial statements of foreign operations where the local currency is the functional currency are translated using exchange rates in effect at period-end for assets and liabilities and average exchange rates during the period for results of operations. Related translation adjustments are reported as a separate component of stockholders' equity. The Company has determined that the local currency of its international subsidiary is the functional currency. Gains and losses from foreign currency transactions are generally included in operations. All references to foreign currencies in the following notes to the financial statements have been translated using June 30 year-end exchange rates, except where otherwise noted. There were no foreign currency transaction gains or losses included in the statements of operations for the year ended June 30, 1997 and 1996.

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

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement requires public enterprises to report financial and descriptive information about its reportable operating segments and establishes standards for related disclosures about product and services, geographic areas, and major customers. This pronouncement is effective for fiscal years beginning after December 15, 1997 and the Company expects to adopt the provisions of this statement in fiscal year 1998. Management does not expect this statement to significantly impact the Company's financial statements.

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

                                                                   HARRIER, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


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

4.   AMOUNTS RECEIVABLE FROM RELATED PARTIES

The following is a summary of amounts receivable from related parties as of June 30, 1997:

          Receivable from Derma Ray               $    155,000
          Employee receivable                            5,478
                                                  ------------
                                                  $    160,478
                                                  ------------

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

During the year ended June 30, 1995, the Company acquired a 50% interest in Derma Ray for a $200,000 initial capital contribution. The excess of the Company's contribution over its equity in the joint venture's net assets amounted to $50,000 and is amortized over five years. During the years ended June 30, 1997 and 1996, Derma Ray incurred gains (losses) of $16,803 and ($68,550), of which $8,402 and ($34,275) were allocated to the Company and recorded in the 1997 and 1996 consolidated statements of operations. As disclosed in Note 3, the Company sold the Bioptron lamps and its membership interest to Derma Ray and recorded a net loss of $7,448. The last $5,000 payment under the note will be deemed to have redeemed the Company's entire membership interest.

                                                                   HARRIER, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


6.   INVESTMENTS (CONTINUED)

Condensed financial information (unaudited) relating to Derma Ray is as follows:



     CONDENSED BALANCE SHEET                                     JUNE 30, 1997
     -----------------------                                     -------------
     ASSETS

          Cash                                                   $     36,578
          Inventories and other current assets                        213,704
          Investment in Naturade, Inc.'s common stock                 150,000
                                                                 ------------

                                                                 $    400,282
                                                                 ------------

     LIABILITIES AND EQUITY

          Payable to Harrier, Inc.                               $    155,000
          Equity                                                      245,282
                                                                 ------------

                                                                 $    400,282
                                                                 ------------



     CONDENSED INCOME STATEMENT
     --------------------------
                                                     Year Ended June 30
                                                 -------------------------
                                                   1997              1996

     Sales                                       $  163,520      $   1,814
                                                 ------------    ----------
     Gross Profit                                $   44,933      $  (1,211)
                                                 ------------    ----------
     Expenses                                    $   28,130      $  67,339
                                                 ------------    ----------
     Net Gain (Loss)                             $   16,803      $ (68,550)
                                                 ------------    ----------

                                                                   HARRIER, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

7.   INTANGIBLE ASSETS

The following is a summary of intangible assets, net as of June 30, 1997:


     Patents and patent applications              $    37,219
     Accumulated amortization                           5,432
                                                  -----------
                                                  $    31,787
                                                  -----------
                                                  -----------

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


8. CONVERTIBLE NOTE PAYABLE TO RELATED PARTY

On June 9, 1996, the Company entered into a $500,000 loan agreement with an entity affiliated with the President and the Chairman of the Board. The loan bears interest at 12% and is due on June 4, 1998. At the Company's option, the loan's principal and interest can be repaid using the Company's stock (or its subsidiary's stock, if publicly traded), valued at 75% of the average price 90 days preceding the repayment date. In consideration for entering into the agreement Glycosyn issued 52,100 shares, with a value representative of 1% of loan fees.

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

During the year ended June 30, 1996, the Company issued 284,128 shares for a total of $212,447 ($157,290 in cash), net of approximately $15,750 in stock offering costs, and including 290,000 common stock purchase warrants (see Note
11).

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


                                         JUNE 30, 1997                     JUNE 30, 1996
                                     ---------------------------    -----------------------------
                                                     WEIGHTED                         WEIGHTED
                                                      AVERAGE                         AVERAGE
                                       SHARES     EXERCISE PRICE        SHARES     EXERCISE PRICE
Outstanding, beginning of year         813,996          2.72         1,052,998            3.19
Granted                                    -             -                 -               -
Canceled-expired                      (363,996)         5.46          (239,002)           4.78
Exercised                                  -              -                -               -
                                      --------                        --------
Outstanding, end of year               450,000           .50           813,996            2.72
                                      --------                        --------
                                      --------                        --------
Exercisable, end of year               450,000           .50           813,996            2.72
                                      --------                        --------
                                      --------                        --------

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

Options outstanding at June 30, 1997 are summarized as follows:

                                        WEIGHTED AVERAGE
                         NUMBER         REMAINING           NUMBER OF SHARES
     EXERCISE PRICE      OUTSTANDING    CONTRACTUAL LIFE    EXERCISABLE
     --------------      -----------    -----------------   ----------------
          $ .50          450,000        11 Months                450,000

                                                                   HARRIER, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

11. WARRANTS

Convertibility rights, weighted average exercise price and remaining contractual life attached to the common stock purchase warrants issued in connection with public and private stock offerings are as follows:


                                                   1994                   1995                  1996                    1997
                       SERIES C AND D            WARRANTS                WARRANTS              WARRANTS                WARRANTS
                       ---------------      -------------------      -------------------   ------------------     -----------------
                       SHARES    WAEP*        SHARES     WAEP         SHARES       WAEP     SHARES      WAEP       SHARES     WAEP
                       -------  ------      ---------  --------      ---------    ------   --------    ------     --------   ------
Outstanding            426,480   $ .85       352,250    $ 1.08       1,964,367    $ .70     290,000     $ .44         -        -
  beginning of
  the year
Issued                    -        -             -         -              -        -            -        -            -        -
Cancelled-            (426,480)    .85      (352,250)     1.08      (1,964,367)     .70         -        -            -        -
  expired
Exercised                 -        -             -         -              -        -            -        -            -        -
Outstanding &                0     -               0       -                 0     -        290,000       .44    2,000,000      .13
  exercisable -
  end of year
Weighted average                                                                              7 mos.                33 mos
  remaining
  contractual life
Range of exercise         -        -             -         -              -        -     $ .22 - .70                 $ .13     -
  price

*Weighted average exercise price

                                                                   HARRIER, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

12. INCOME TAXES

The components of the provision for income taxes (tax benefit) are as follows:

                                FOR THE YEARS ENDED JUNE 30,
                                ----------------------------
                                  1997                1996
                                --------            --------
      Current:
        State                   $  1,740            $    800
        Foreign                        -             (48,205)
                                --------            --------
                                   1,740             (47,405)
      Deferred                         -                 -
                                --------            --------
                                $  1,740            $(47,405)
                                --------            --------
                                --------            --------

The reconciliation of the effective tax rates and U.S. statutory tax rates are as follows:

                                  FOR THE YEARS ENDED JUNE 30,
                                 -----------------------------
                                    1997                1996
                                 ---------            --------
Tax benefit at statutory rate     (34%)                 (34%)
Foreign tax                         -                    (3%)
Change in valuation allowance       34%                  34%
                                 -----                  ---
                                     0%                   3%

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

At June 30, 1997, the Company had available tax credit carryforwards comprised of federal and state research and experimentation credits of $57,467 and $8,007, respectively. The California federal and state research and experimentation credit carryforwards expire in 2009 and 1998, respectively.

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

                                                                   HARRIER, INC.

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

 12. INCOME TAXES (CONTINUED)

The components of the net deferred tax asset and (liability) are as follows:

                                         FOR THE YEARS ENDED JUNE 30,
                                         ----------------------------
                                           1997                1996
                                        ----------         ----------
      State taxes                       $      354         $      340
      Royalty income                             0             51,202
      Net operating loss carryforward    4,383,141          4,059,141
      Patents                                1,738               (118)
      Credits                               65,474             67,140
      Other                                 28,270             33,601
                                        ----------         ----------
      Subtotal                           4,478,977          4,211,306
      Valuation allowance               (4,478,977)        (4,211,306)
      Total                             $        -         $        -
                                        ----------         ----------
                                        ----------         ----------

13. COMMITMENTS

OPERATING LEASES

The Company leases office space under operating leases that expire throughout fiscal year 1999. Total rent expense amounted to $46,390 and $41,597 for the years ended June 30, 1997 and 1996, respectively.

Minimum future rental payments under the noncancelable operating leases are as follows as of June 30:


                 1998             $29,310
                 1999               3,760
                                  -------
                                  $33,070
                                  -------
                                  -------

                                                                  HARRIER, INC.

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

                                                                  HARRIER, INC.

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

The Reorganization Agreement provides that immediately prior to the closing ("Closing") of the COPE Reorganization, the Company shall effect the Glycosyn Recapitalization and file an amendment (the "Amendment") to the Company's Certificate of Incorporation to: (i) change the name of the Company to COPE Inc.; and (ii) reverse split the outstanding shares of Common Stock of the Company on a one for 45 basis. At the Closing, and subject to the satisfaction of the foregoing, the Company will issue 2,862,000 shares (post-split) of the Company's $.001 par value common stock ("Harrier Common Stock"), representing 89.2% of the issued and outstanding shares of Harrier Common Stock after giving effect to the Closing, in exchange for the COPE shareholders' transfer of all of the issued and outstanding capital shares of COPE to the Company. The Closing shall occur when: (i) the Company's stockholders shall have adopted and approved the Reorganization Agreement and the Glycosyn Recapitalization; (ii) the Amendment shall have been filed with the Secretary of State of Delaware; and (iii) all conditions to closing of the Reorganization Agreement shall have been met and all closing documents shall have been delivered. The Reorganization Agreement contains typical representations and warranties of the parties for transactions of this type.

The consummation of the COPE Reorganization and the Glycosyn Recapitalization are subject to the approval of the stockholders of the Company. An annual meeting of the stockholders of the Company has been tentatively scheduled for January 1998, at which the COPE Reorganization and the Glycosyn
Recapitalization will be submitted for shareholder approval.

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

     Concurrent with the close of the COPE Reorganization, Harrier will sell to NCIF 2,850,000 shares of its

                                                                  HARRIER, INC.

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

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

The consummation of the Glycosyn Recapitalization is subject to the approval of the stockholders of the Company and the receipt of an opinion of the fairness of the terms of Harrier's sale of 2,850,000 shares of Glycosyn Common Stock. An annual meeting of the stockholders of the Company has tentatively been scheduled for (March 12, 1998) at which the Glycosyn Recapitalization will be submitted for shareholder approval.

                                                                  HARRIER, INC.

                                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

16. SUBSEQUENT EVENTS (CONTINUED)

NEW CONCEPT THERAPEUTICS INVESTMENT ACQUISITION

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

Pursuant to the NCT Agreement, Glycosyn has agreed to purchase 23 shares of the common stock of NCT, representing approximately 19% of the issued and outstanding common shares of NCT, in consideration of Glycosyn's delivery of an unsecured promissory note in the original principal amount of $250,000. The Note bears interest at the rate of 10% per annum. Glycosyn is required to pay a minimum of $50,000 of the principal amount under the Note on or before December 31, 1997, with the payment of the remaining $200,000 balance, and all accrued interest thereon on or before April 30, 1998. Glycosyn has also agreed to use its best efforts to prepay the principal amount under the Note as soon as practicable. As of October 31, 1997, Glycosyn has advanced $43,000 to NCT under the Note. As additional consideration for its receipt of the Note, NCT and its principal shareholders have granted Glycosyn an option ("NCT Option") to purchase all 123 of the issued and outstanding shares of NCT at an exercise price of $7,500 per share for a two year period.
 The NCT Option is exercisable by Glycosyn subject to its payment of the entire principal amount of the Note. The NCT Option provides that Glycosyn may pay for the underlying NCT common shares by Glycosyn's delivery of 1,225,000 shares of Glycosyn common stock (at a rate of $0.30 per Glycosyn share).

The Company's intention with regard to NCT is to assist it in the development and marketing of its boron-containing pharmaceutical products and, in the event of the commercial success of NCT's products, acquire all of the issued and outstanding common shares of NCT.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Inapplicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a)

NAME                     AGE        POSITION
----                     ---        --------

Jurg Kehrli              55         Chairman/Director
William P. Cordeiro      53         Director
Kevin DeVito             37         President/Director
Candace Beaver           36         Secretary and
                                    Chief Financial Officer

     All Directors and Executive Officers of the Company, are elected or appointed, respectively, to serve for a one year term and hold their office until their successors are elected or appointed and qualified.

     The following is a brief resume of each Director and Executive Officer of the Company:

     Mr. Kehrli has served as Chairman of the Board of the Company since 1987. Since 1996, Mr. Kehrli has also served as a principal of New Capital A.G., a Zurich based financial and management consulting firm for European-based companies.

     Dr. Cordeiro has served as a director of the Company since June 1994.
Since 1990, Dr. Cordeiro has served as Professor in the Management Department of California State University's School of Business and Economics in Los
Angeles. Dr. Cordeiro holds a B. S. in Biology from the University of San Francisco, an MBA in Finance from the University of Southern California, and a Ph.D. in Executive Management from the Peter Drucker Graduate Management Center, the Claremont Graduate School. Dr. Cordeiro is also a director of Virtual Telecom, Inc.

     Mr. DeVito has served as President and Director of the Company since July 1992. Since 1996, Mr. DeVito has served as a principal of New Capital A.G., a Zurich based financial and management consulting firm for European-based companies.

     Candace Beaver has served as Secretary and Chief Financial Officer of the Company since June 1991.

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

                              HARRIER, INC.

Date:  April 13, 1998                   By:/s/ Jurg Kehrli
                                           ------------------------
                                           Jurg Kehrli, Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date:  April 13, 1998                       By    /s/Jurg Kehrli
                                                  ---------------------------
                                                  Jurg Kehrli, Chairman

Date:  April 13, 1998                       By    /s/Kevin DeVito
                                                  ---------------------------
                                                  Kevin DeVito, President and
                                                  Director

Date:  April 13, 1998                       By    /s/William P. Cordeiro
                                                  ---------------------------
                                                  William P. Cordeiro, Director

Date:  April 13, 1998                       By    /s/Candace M. Beaver
                                                  ---------------------------
                                                  Candace M. Beaver, Secretary
                                                  and CFO