Form 10QSB/A
period 1997-12-31
HARRIER INC
filed 1998-04-14
CIK 789847

-------------------------------------------------------------------------------

                       U.S. SECURITIES & EXCHANGE COMMISSION
                               Washington, D.C. 20549



                                   FORM 10-QSB/A
                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934



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
                               FINANCIAL INFORMATION
-------------------------------------------------------------------------------

                ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB

-------------------------------------------------------------------------------

Harrier, Inc. (the "Registrant") files herewith the unaudited condensed consolidated balance sheets of the Registrant and its subsidiaries as of December 31, 1997 and 1996, and the related unaudited condensed consolidated statements of operations for the three and six months ended December 31, 1997 and 1996, and statements of cash flows for the three and six months ended December 31, 1997 and 1996, together with the unaudited condensed notes thereto. In the opinion of management of the Registrant, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to present fairly the financial condition of the Registrant for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Registrant and the notes thereto included in the annual report of the Registrant on Form 10-KSB/A for the year ended June 30, 1997 on file with the Securities and Exchange Commission is hereby incorporated by reference.

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

                                    HARRIER, INC.
                               CONDENSED CONSOLIDATED
                               STATEMENTS OF OPERATIONS
                                    (UNAUDITED)


                                                         For the Three Months Ended    For the Six Months Ended
                                                                  December 31,                December 31,
                                                         --------------------------    ------------------------
                                                            1997           1996           1997          1996
                                                         -----------     ----------    -----------   ----------
SALES                                                     $       0       $   5,330       $      0    $  12,668
COST OF SALES                                                     0           4,837              0       11,674
                                                         -----------     ----------    -----------   ----------
GROSS PROFIT                                                      0             493              0          994
                                                         -----------     ----------    -----------   ----------
EXPENSES:
   General and administrative                                85,773          45,626        129,441       84,122
   Amortization and depreciation                              6,239           3,757          9,299        6,231
   Salaries and related expenses                             61,291         102,135        101,419      210,299
   Research and development                                       0               0         20,000        5,000
                                                         -----------     ----------    -----------   ----------
      Total expenses                                        153,303         151,518        260,159      305,652
                                                         -----------     ----------    -----------   ----------
LOSS FROM OPERATIONS                                       (153,303)       (151,025)      (260,159)    (304,658)
                                                         -----------     ----------    -----------   ----------
OTHER INCOME (EXPENSE):
   Grant income                                                   0               0         20,000            0
   Loss on investment                                             0         (15,716)             0      (15,716)
   Interest income/(expense)                                (15,367)        (15,241)       (30,611)     (27,935)
                                                         -----------     ----------    -----------   ----------
      Total Other Income (Expense)                          (15,367)        (30,957)       (10,611)     (43,651)
                                                         -----------     ----------    -----------   ----------
      Income (loss) from continuing operations before
       provision for income taxes                          (168,670)       (181,982)      (270,770)    (348,309)

Provision for income taxes                                        0            (800)          (800)      (1,100)
                                                         -----------     ----------    -----------   ----------

Net income (loss)                                          (168,670)       (182,782)      (271,570)    (349,409)
                                                         -----------     ----------    -----------   ----------





Net income (loss) per common share                        $   (0.01)      $   (0.02)     $   (0.02)  $    (0.03)
                                                         -----------     ----------    -----------   ----------
                                                         -----------     ----------    -----------   ----------



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


                         HARRIER, INC.


Dated: April 13, 1998               By   /s/ Kevin DeVito
                                        ----------------------------------
                                        Kevin DeVito - President


                                        /s/ Candace M. Beaver
                                        ----------------------------------
                                        Candace M. Beaver
                                        Chief Financial Officer/Secretary