Form 10QSB
period 1998-03-31
HARRIER INC
filed 1998-05-15
CIK 789847

--------------------------------------------------------------------------------

                       U.S. SECURITIES & EXCHANGE COMMISSION
                               Washington, D.C. 20549



                                    FORM 10-QSB
                     Quarterly Report Under Section 13 or 15(d)
                       of the Securities Exchange Act of 1934



      For Quarter Ended: March 31, 1998          Commission File Number: 1-9925
                         --------------                                  ------

                                   HARRIER, INC.
-------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


            DELAWARE                                      87-0427731
            --------                                      ----------
(State or Other Jurisdiction of                        (I.R.S. Employer
  Incorporation or Organization)                       Identification No.)


2200 Pacific Coast Highway, Suite 301, Hermosa Beach, California      90254
----------------------------------------------------------------      -----
          (Address of Principal Executive Offices)                  (Zip Code)



                                      Not Applicable
--------------------------------------------------------------------------------
                  Former Name, Former Address and Former Fiscal Year
                            (If Changed Since Last Report)

Check  whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
    ---      ---

As of May 12, 1998 the Registrant had 15,697,923 shares of its common stock, par value $0.001, issued and outstanding.

Transitional Small Business Disclosure Format: Yes  X   No    .
                                                   ---     ---

--------------------------------------------------------------------------------
                     Page 1 of 11 consecutively numbered pages.

                                      PART  1
                               FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                ITEM 1. FINANCIAL STATEMENTS REQUIRED BY FORM 10-QSB

--------------------------------------------------------------------------------

Harrier, Inc. (the "Registrant") files herewith the unaudited condensed consolidated balance sheets of the Registrant and its subsidiaries as of March 31, 1998 and June 30, 1997, and the related unaudited condensed consolidated statements of operations for the three and nine months ended March 31, 1998 and 1997, and statements of cash flows for the three and nine months ended March 31, 1998 and 1997, together with the unaudited condensed notes thereto. In the opinion of management of the Registrant, the financial statements reflect all adjustments, all of which are normal recurring adjustments, necessary to present fairly the financial condition of the Registrant for the interim periods presented. The financial statements included in this report on Form 10-QSB should be read in conjunction with the audited financial statements of the Registrant and the notes thereto included in the annual report of the Registrant on Form 10-KSB for the year ended June 30, 1997 on file with the Securities and Exchange Commission on December 10, 1997 is hereby incorporated by reference.

                                   HARRIER, INC.
                        CONDENSED CONSOLIDATED BALANCE SHEET
                                    (UNAUDITED)

                                       ASSETS

                                                             MARCH 31,      JUNE 30,
                                                               1998           1997
                                                           -----------    -----------
CURRENT ASSETS:
     CASH AND CASH EQUIVALENTS                             $     8,905    $    58,237
     AMOUNT RECEIVABLE FROM RELATED PARTY                       50,000        160,478
     GRANT CONTRIBUTION RECEIVABLE                                   0         20,000
     OTHER CURRENT ASSETS                                        6,370         24,344
                                                           -----------    -----------
          TOTAL CURRENT ASSETS                                  65,275        263,059
                                                           -----------    -----------
PROPERTY AND EQUIPMENT, NET                                     20,670         30,636
                                                           -----------    -----------
INTANGIBLE ASSETS                                               28,995         31,787
INVESTMENT IN NEW CONCEPT THERAPEUTICS                         250,000              0

          TOTAL ASSETS                                     $   364,940    $   325,482
                                                           -----------    -----------
                                                           -----------    -----------

                        LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     ACCOUNTS PAYABLE AND ACCRUED EXPENSES                 $   596,616    $   609,322
     CONVERTIBLE NOTE PAYABLE TO RELATED PARTY                 671,347        564,500
     NOTE PAYABLE TO NEW CONCEPT THERAPEUTICS                  156,500              0
     DEFERRED GRANT REVENUE                                          0         20,000
     DIVIDEND PAYABLE TO GLYCOSYN PREFERRED STOCKHOLDERS         4,450          4,450

          TOTAL CURRENT LIABILITIES                          1,428,913      1,198,272
                                                           -----------    -----------

     MINORITY INTERESTS                                         89,000        89,000

STOCKHOLDERS' DEFICIT:
     COMMON STOCK                                               15,698         13,968
     ADDITIONAL PAID-IN CAPITAL                             15,501,510     15,323,740
     ACCUMULATED DEFICIT                                   (16,632,470)   (16,261,789)
     CUMULATIVE TRANSLATION ADJUSTMENT                         (37,711)       (37,709)
                                                           -----------    -----------
          TOTAL STOCKHOLDERS' DEFICIT                       (1,152,973)      (961,790)
                                                           -----------    -----------
          TOTAL LIABILITIES AND
          STOCKHOLDERS' DEFICIT                            $   364,940    $   325,482
                                                           -----------    -----------
                                                           -----------    -----------

                                   HARRIER, INC.
                               CONDENSED CONSOLIDATED
                              STATEMENTS OF OPERATIONS
                                    (UNAUDITED)

                                                              FOR THE THREE MONTHS ENDED   FOR THE NINE MONTHS ENDED
                                                                      MARCH 31,                  DECEMBER 31,
                                                              --------------------------   -------------------------
                                                                 1998          1997            1998          1997
                                                              ----------    ------------   ------------  -----------
SALES                                                         $      0      $  33,913      $       0     $  46,581
COST OF SALES                                                        0         37,373              0        49,047
                                                              --------      ---------      ---------     ---------
GROSS PROFIT                                                         0         (3,460)             0        (2,466)
                                                              --------      ---------      ---------     ---------
     EXPENSES:
     GENERAL AND ADMINISTRATIVE                                 33,338         41,881        162,779       126,003
     AMORTIZATION AND DEPRECIATION                               3,458          3,823         12,757        10,054
     SALARIES AND RELATED EXPENSES                              46,137         84,019        167,556       294,318
     RESEARCH AND DEVELOPMENT                                        0              0              0         5,000
                                                              --------      ---------      ---------     ---------
          TOTAL EXPENSES                                        82,933        129,723        343,092       435,375
                                                              --------      ---------      ---------     ---------
LOSS FROM OPERATIONS                                           (82,933)      (133,183)      (343,092)     (437,841)
                                                              --------      ---------      ---------     ---------
     GRANT INCOME                                                    0         40,000         20,000        40,000
     LOSS ON INVESTMENT                                              0              0              0       (15,716)
     INTEREST INCOME/(EXPENSE)                                 (16,180)       (14,680)       (46,791)      (42,615)
                                                              --------      ---------      ---------     ---------
          TOTAL OTHER INCOME (EXPENSE)                         (16,180)        25,320        (26,791)      (18,331)
                                                              --------      ---------      ---------     ---------
          INCOME (loss) FROM CONTINUING OPERATIONS BEFORE
          PROVISION FOR INCOME TAXES                           (99,113)      (107,863)      (369,883)     (456,172)
PROVISION FOR INCOME TAXES                                           0              0           (800)       (1,100)
                                                              --------      ---------      ---------     ---------
NET INCOME (loss)                                              (99,113)      (107,863)      (370,683)     (457,272)
                                                              --------      ---------      ---------     ---------



BASIC AND DILUTED LOSS PER SHARE                              $  (0.01)     $   (0.01)     $   (0.02)    $   (0.04)
                                                              --------      ---------      ---------     ---------
                                                              --------      ---------      ---------     ---------

                        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
               OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

                                   HARRIER, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)

                                                             FOR THE NINE MONTHS ENDED
                                                                      MARCH 31,
                                                           -------------------------------
                                                               1998                1997
                                                           -------------------------------
CASH FLOWS FROM (USED FOR) OPERATING ACTIVITIES:
  NET LOSS                                                 $  (370,683)        $ (457,272)
                                                           -----------         ----------
  ADJUSTMENTS TO RECONCILE NET INCOME TO NET CASH
     USED BY OPERATING ACTIVITIES:
       DEPRECIATION AND AMORTIZATION                            12,757             10,054
       ACCRUED INTEREST                                         46,851             45,666

       CHANGES IN ASSETS AND LIABILITIES:
          RELATED PARTY  RECEIVABLE                            110,478             18,500
          INVENTORY                                                  0             48,601
          OTHER CURRENT ASSETS                                  17,974              3,549
          ACCOUNTS PAYABLE AND ACCRUED EXPENSES                (12,707)           (57,144)
                                                           -----------         ----------
               TOTAL ADJUSTMENTS                               175,353             69,226
                                                           -----------         ----------
               CASH USED BY OPERATING ACTIVITIES           $  (195,330)        $ (388,046)
                                                           -----------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  PAYMENT FOR PROPERTY AND EQUIPMENT                                 0            (62,885)
  INCREASE IN INVESTMENT                                      (250,000)                 0
  DECREASE IN INVESTMENT                                             0             61,875
                                                           -----------         ----------
               CASH USED BY INVESTING ACTIVITIES           $  (250,000)        $   (1,010)
                                                           -----------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES:

  NOTE PAYABLE TO NEW CONCEPT THERAPEUTICS                     156,500                  0
  NOTE PAYABLE TO NEW CAPITAL AG                                60,000
  ISSUANCE OF STOCK                                            179,500             89,000
                                                           -----------         ----------
               NET CASH FLOWS PROVIDED BY
               FINANCING ACTIVITIES                        $   396,000         $   89,000
                                                           -----------         ----------
  EFFECT OF EXCHANGE RATE CHANGES ON CASH                  $        (2)        $      (28)
                                                           -----------         ----------
  NET INCREASE IN CASH AND CASH EQUIVALENTS                    (49,332)          (300,084)

  Cash and Cash Equivalents at Beginning of Period              58,237            347,022
                                                           -----------         ----------
  Cash and Cash Equivalents at End of Period               $     8,905         $   46,938
                                                           -----------         ----------
                                                           -----------         ----------

                    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART
           OF THESE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                   HARRIER, INC.
                     NOTES TO UNAUDITED CONDENSED CONSOLIDATED
                                FINANCIAL STATEMENTS
                                     UNAUDITED


NOTE 1 - CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Registrant without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows at March 31, 1998, and for all periods presented have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these unaudited condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Registrant's June 30, 1997 audited financial statements. The results of operations for the nine months ended March 31, 1998 are not necessarily indicative of the operating results for the full year.


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

On January 23, 1998, the Company's subsidiary, Glycosyn, entered into a $60,000 loan agreement with an entity affiliated with the President and the Chairman of the Board. The loan bears interest of 12% and is due on January 22, 1999. At the Company's option, the loan's principal and interest can be repaid using Gycosyn stock, valued at 75% of the average price 90 days preceding the repayment date.

NOTE 3- SECURITIES PURCHASE AGREEMENT AND PLAN OF REORGANIZATION

On October 30, 1997, the Company entered into a Securities Purchase Agreement and Plan of Reorganization ("Reorganization Agreement") with COPE AG ("COPE"), a Swiss stock corporation engaged in the business of providing high volume information management consulting services and solutions to Swiss, German and Austrian industries. Pursuant to the Reorganization Agreement, the shareholders of COPE will become the controlling stockholders of the Company and COPE will become a wholly-owned subsidiary of the Company. (See ITEM 2)

NOTE 4 - ISSUANCE OF COMMON STOCK

During the nine months ended March 31, 1998 the Company issued approximately 130,000 shares of Harrier, Inc. common stock as payment in lieu of cash in the settlement of a lawsuit.

In addition, the Company issued 1,600,000 shares of Harrier, Inc. common stock at $0.10 per shares and 900,000 common stock warrants. The shares were sold pursuant to Regulation S under the Securities Act of 1933 to nine European investors. There was no underwriter involved in the transaction. The proceeds from the sale of the shares will be used for working capital and administrative and professional fees associated with a prospective merger.

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

On October 30, 1997, the Company entered into a Securities Purchase Agreement and Plan of Reorganization ("Reorganization Agreement") with COPE AG ("COPE"), a Swiss stock corporation engaged in the business of providing high volume information management consulting, services and solutions to Swiss, German and Austrian industries. Pursuant to the Reorganization Agreement, the shareholders of COPE will become the controlling stockholders of the Company and COPE will become a wholly-owned subsidiary of the Company (referred to herein as the "COPE Reorganization"). In connection with the COPE Reorganization, the Company has terminated its Bioptron Lamp operations and intends to conduct the following series of transactions (refereed to herein as the "Glycosyn Recapitalization"):

     - Concurrent with the close of the COPE Reorganization, Harrier will transfer all of its assets and liabilities to Glycosyn. In connection therewith, the principal creditors of Harrier, except NCIF which is presently owed $610,000 by Harrier, will agree to release Harrier of any further liability for their claims.

     - Concurrent with the close of the COPE Reorganization, Harrier will sell to NCIF 2,850,000 shares of its 5,000,000 Glycosyn Common Stock in consideration of NCIF's agreement to cancel the $610,000 of indebtedness owed by Harrier.

This report contains forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used in this registration statement, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including, without limitation, the Company's continuing losses and working capital deficit, the Company's lack of adequate working capital, the miscellaneous risks associated with the proposed COPE reorganization, including the risk that the transaction will not be consummated; and general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially form those anticipated, estimated, or projected. The Company cautions potential investors not to place undue reliance on any such forward-looking statements all of which speak only as to the date made.

RESULTS OF OPERATIONS

During the nine months ended March 31, 1998, the Company had no revenue from operations as a result of its discontinuation of sales and marketing of the Bioptron lamps. Operating expenses incurred during the three and nine months ended March 31, 1998 totaled $82,933 and $343,092 respectively, and relate primarily to the proposed Reorganization.


LIQUIDITY AND CAPITAL RESOURCES

For the purpose of preserving the Company as a going concern, the Company has entered into the Reorganization Agreement. In connection with the proposed Reorganization, the Company will transfer all of its assets and liabilities to Glycosyn. In connection therewith, the principal creditors of the Company except New Capital Investment Fund ("NCIF") which is presently owed approximately $610,000 by the Company, will agree to release the Company of any further liability for their claims. At the same time, the Company will sell to NCIF 2,850,000 shares of its Glycosyn Common Stock in consideration of NCIF's agreement to cancel the $610,000 of indebtedness owed by Harrier.

In event the Company fails to consummate the Reorganization and the Glycosyn recapitalization, the Company will require substantial additional capital in order to continue its present level of operations, of which there can be no assurance. The report of the Company's independent accountants for the Company's 1997 fiscal year includes an explanatory paragraph with respect to substantial doubt existing about the Company's ability to continue as a going concern in the absence of additional capital.

                                      PART II
                                 OTHER INFORMATION


--------------------------------------------------------------------------------
                             ITEM 1. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

     NONE
--------------------------------------------------------------------------------
                      ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(A)  NONE

(B)  REPORTS ON FORM 8-K:

                                     SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   HARRIER, INC.


Dated: May 12, 1998                By   /s/ Kevin DeVito
                                        ----------------------------------------
                                        Kevin DeVito - President


                                        /s/ Candace M. Beaver
                                        ----------------------------------------
                                        Candace M. Beaver
                                        Chief Financial Officer/Secretary