Form 10QSB
period 1998-09-30
COPE INC
filed 1998-11-25
CIK 789847

                      U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                    FORM 10-QSB

(Mark One)

     [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998

     [ ]    TRANSITION REPORT PURSUANT TO SECTION 13
          OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _______________ to _______________


Commission File Number 1-9925

                                     COPE, Inc.
-------------------------------------------------------------------------------
          (Exact name of small business issuer as specified in its charter)


                 Delaware                               87-0427731
------------------------------------       ------------------------------------
   (State or other jurisdiction            (IRS Employer Identification No.)
   of incorporation or organization)

                     Grundstrasse 14, 6343 Rotkreuz, Switzerland
-------------------------------------------------------------------------------
                       (Address of principal executive offices)

                                  + 41 41 798 33 33
                          --------------------------------
                            (Issuer's telephone number)


                                    Harrier, Inc.
    ---------------------------------------------------------------------------
          (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         Yes            No   X
                             -----         -----

     As of November 19, 1998, the Company had 3,144,959 shares of its $.001 par value common stock issued and outstanding.

                           PART 1 - FINANCIAL INFORMATION




ITEM 1.  Financial Statements                                               PAGE
Unaudited Condensed Consolidated Balance Sheets at
  September 30, 1998 (unaudited) and December 31, 1997 (audited) . . . . . . . 2
Unaudited Condensed Consolidated Statements of Operations for the three month periods and nine month periods ended September 30, 1998 and 1997 . . . 3
Unaudited Condensed Consolidated Statements of Cash Flows for the
  nine month periods ended September 30, 1998 and 1997 . . . . . . . . . . . . 4
Notes to Condensed Consolidated Financial Statements . . . . . . . . . . . . . 5

                                     COPE, INC.
                            Consolidated Balance Sheets

                                        ASSETS

                                               SEPTEMBER 30,       DECEMBER 31,
                                                   1998                 1997
                                              ---------------    ---------------
                                                (Unaudited)         (Audited)
Current assets:
  Cash and cash equivalents                   $   680,372       $      678,936
  Trade accounts receivable, net                5,724,749            3,622,485
  Inventories, net                              2,342,731            1,383,191
  Other current assets                            814,795              318,182
  Amounts receivable from related parties          29,535                    0
                                              ---------------    ---------------
     TOTAL CURRENT ASSETS                       9,592,182            6,002,794
                                              ---------------    ---------------

Property and equipment, net                       749,842              570,475
Loans receivable                                  480,602              394,406
Goodwill                                          936,816                    0
Intangible assets                                 256,376              125,631
Deferred income taxes assets                      291,233               98,606
                                              ---------------    ---------------
     TOTAL ASSETS                             $12,307,051       $    7,191,912
                                              ---------------    ---------------
                                              ---------------    ---------------
                                     LIABILITIES


Current liabilities:
  Short-term borrowings                       $ 3,199,428       $      661,982
  Trade accounts payable                        4,328,119            2,779,683
  Amounts due from related parties                      0               97,984
  Customer advances                               388,614              704,915
  Other payables                                  375,654              130,658
  Accrued other liabilities                     1,093,989              506,416
  Current income taxes                             83,324               49,349
  Deferred income taxes                                 0                    0
                                              ---------------    ---------------
     TOTAL CURRENT LIABILITIES                  9,469,128            4,930,987
                                              ---------------    ---------------

Commitments and contingent liabilities                  0                    0
Minority interests                                      0                    0
                                              ---------------    ---------------

                                 SHAREHOLDERS' EQUITY
Shareholders' equity:
  Share capital                                     3,133               80,448
  Common stocks, USD 0.001 (USD 75.89)
     par value:
   Authorized shares 30,000,000 (1,060),
     issued and
    outstanding shares 3,132,654 (1,060)
  Additional paid-in capital                      811,844              690,199
  Cumulative translation adjustment                (4,363)            (145,731)
  Retained earnings                             2,027,309            1,636,009
                                              ---------------    ---------------
     TOTAL SHAREHOLDERS' EQUITY                 2,837,923            2,260,925
                                              ---------------    ---------------
     TOTAL LIABILITIES AND
      SHAREHOLDERS' EQUITY                    $12,307,051       $    7,191,912
                                              ---------------    ---------------
                                              ---------------    ---------------


See accompanying notes to condensed consolidated financial statements.

                                     COPE, INC.
                         Consolidated Statements of Income

             For the three month periods and nine month periods ended
                            September 30, 1998 and 1997
                                    (Unaudited)

                                         Three month periods ended      Nine month periods ended
                                     -------------------------------  ----------------------------
                                      September  30,   September 30,  September 30,  September 30,
                                              1998         1997           1998           1997
                                     --------------    ------------   ------------   ------------
Revenues:
  Sales solution                          6,689,964       4,417,948     15,397,697     11,757,675
  Sales services                     $      850,920         328,743      1,927,236        833,690
                                     --------------    ------------   ------------   ------------
                                          7,540,884       4,746,691     17,324,933     12,591,365

Operating expenses:
  Cost of sales                           5,278,710       3,594,345     12,106,255      9,176,198
  Selling, general and administrative
    expenses                              1,937,802         953,552      4,404,372      2,971,477
  Consultancy expenses                       31,546          37,845        145,206         87,085
  Depreciation and amortization              96,048          50,616        175,462        147,407
  Impairment of intangible assets               930               0        101,568              0
                                     --------------    ------------   ------------   ------------
                                          7,345,036       4,636,358     16,932,863     12,382,167
                                     --------------    ------------   ------------   ------------
                                     --------------    ------------   ------------   ------------
Operating income                            195,848         110,333        392,070        209,198

Other income (expense):
  Interest expense                          (39,781)        (31,984)       (72,483)       (81,331)
   Interest income                            1,818               0          2,996         17,565
  Other income                                   (6)          3,333           (820)        15,326
  Foreign exchange gain                           0               0                        (6,097)
                                     --------------    ------------   ------------   ------------
                                            (37,969)        (28,651)       (70,307)       (54,537)
                                     --------------    ------------   ------------   ------------

Income before income tax                    157,879          81,682        321,763        154,661

Minority interests                                0          (2,635)                            0

Current income taxes                        (16,018)        (15,806)       (63,012)       (30,780)
Deferred income taxes                        33,192          61,548        176,879        103,727
                                     --------------    ------------   ------------   ------------
                                             17,174          43,107        113,867         72,947
                                     --------------    ------------   ------------   ------------
             Net income                     175,053         124,789        435,630        227,608
                                     --------------    ------------   ------------   ------------
                                     --------------    ------------   ------------   ------------

Basic net income per share                   $0.056           0.045          0.148          0.077

Diluted net income per share                 $0.055           0.045          0.144          0.077

    Weighted average number
      of shares                           3,132,634       2,754,000      3,132,654      2,952,218
                                     --------------    ------------   ------------   ------------
                                     --------------    ------------   ------------   ------------


See accompanying notes to condensed consolidated financial statements.

                                     COPE, INC.

                       Consolidated Statements of Cash Flows

            For the nine month periods ended September 30, 1998 and 1997
                                    (Unaudited)


                                                                       Nine month periods ended
                                                                    ------------------------------
                                                                    September 30,    September 30,
                                                                          1998             1997
                                                                    -------------    -------------
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
  Net income                                                        $    435,630          277,608

ADJUSTMENTS TO RECONCILE NET INCOME TO NET
  CASH PROVIDED BY OPERATING ACTIVITIES:
    Depreciation and amortization/Impairment of intangible assets        277,030          147,407
    Deferred income taxes                                               (176,897)        (103,727)

EFFECTS OF CHANGES IN ASSETS AND LIABILITIES / NET OF EFFECTS
  FROM PURCHASE OF FORUM
  Accounts receivable                                                 (2,102,264)      (1,033,565)
  Inventories                                                           (959,540)        (757,608)
  Other current assets                                                  (500,218)        (695,455)
  Accounts payable                                                     1,793,432        1,078,597
  Customer advances                                                     (316,301)               0
  Accruals                                                               587,573          433,549
                                                                    ------------     ------------
        Total adjustments to net income                               (1,397,185)        (930,802)
                                                                    ------------     ------------

NET CASH FLOW PROVIDED BY OPERATING ACTIVITIES                          (961,555)        (703,194)

Cash flow provided by investing activities:
  Purchase of property and equipment                                    (354,829)        (329,373)
  Loans repayments                                                           937                0
  Purchase of intangible assets                                         (232,313)         (21,735)
  Proceeds from sale of property and equipment                                 0            6,334
  Purchase of investment/goodwill/net cash acquired                     (955,277)          (6,145)
                                                                    ------------     ------------
NET CASH FLOW PROVIDED BY INVESTING ACTIVITIES                        (1,541,482)        (413,919)

CASH FLOW (USED IN) PROVIDED BY FINANCING ACTIVITIES:
  Capital stock issued (share capital & additional paid-in capital)            0          694,312
  Increase/Decrease of short term borrowings                           2,537,446          994,330
                                                                    ------------     ------------
NET CASH FLOW (USED IN) PROVIDED BY FINANCING ACTIVITIES               2,537,446        1,688,642

Effect of exchange rate changes on cash                                  (32,973)         (21,134)

Net increase of cash and cash equivalents                                  1,436          550,395

Cash and cash equivalents, beginning of the period                       678,936          262,047
                                                                    ------------     ------------
Cash and cash equivalents, end of period                            $    680,372          812,442
                                                                    ------------     ------------
Supplemental cash flow disclosure                                   ------------     ------------
  Interest paid                                                           72,483           81,331
  Income taxes paid                                                       32,478           21,255


See accompanying notes to condensed consolidated financial statements.

                                     COPE, INC.

                     Notes to Consolidated Financial Statements

             As of September 30, 1998 and for each of the three month periods and nine month periods ended September 30, 1998 and 1997

NOTE 1-BASIS OF PRESENTATION

These condensed consolidated financial statements of COPE, Inc., a Delaware corporation formerly known as Harrier, Inc. (the "Company"), do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company's Registration Statement of Form S-4, as most recently amended. In the opinion of management, the financial information set forth in the accompanying condensed consolidated financial statements reflect all adjustments necessary for a fair statement of the periods reported, and all such adjustments were of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

NOTE 2 - EARNINGS PER SHARE


The following table sets forth the computation of basic and diluted net income per share for the three months and nine months ended September 30, 1998 and 1997.

                                                               Three Months Ended
                                                                  September 30,              Nine Months
                                                           --------------------------     Ended September 30
                                                                1998           1997               1998
                                                           -----------    -----------         -----------
Numerator:
  Net income                                               $   175,053    $   124,789         $   435,630
Denominator:
  Denominator for basic net income per
    share - weighted average shares                          3,132,654      2,754,000           2,952,218
  Dilutive potential common shares from
    Team Member (employee) stock options                        74,450              0              74,450
  Denominator for diluted net income per
    share - adjusted weighted average shares
    and assumed conversion
                                                             3,207,104      2,754,000           3,026,668
Basic net income per share                                       0.056          0.045               0.148
Diluted net income per share                                     0.055          0.045               .0144

NOTE 3 - COPE REORGANIZATION

On September 11, 1998, the shareholders of the Company approved a series of transactions (referred to as the "COPE Reorganization") undertaken pursuant to an Amended and Restated Securities Purchase Agreement and Plan of Reorganization dated July 24, 1998 ("Reorganization Agreement") by and among the Company, COPE AG, a Swiss corporation ("COPE"), and the shareholders of COPE ("COPE Shareholders"), as described below.

On September 11, 1998, the Company filed a Certificate of Amendment to its Certificate of Incorporation in order to change its name from Harrier, Inc. to COPE, Inc. and to effect a 1 for 58 reverse split of its outstanding common stock. As a result of the reverse split, the shares of common stock of the Company outstanding immediately prior to the COPE Reorganization were reduced to approximately 270,654 shares.

Pursuant to the Reorganization Agreement, on September 25, 1998, the Company issued 2,862,000 shares (post-split) of its common stock in exchange for all of the outstanding capital shares of COPE. At the completion of the COPE Reorganization, the Company had approximately 3,132,634 shares (post-split) of its common stock outstanding, approximately 91.4% of which were held by the former COPE shareholders.

Also, on September 25, 1998, and immediately prior to the Company's issuance of 2,862,000 shares (post-split) of its common stock in exchange for all of the outstanding capital shares of COPE, the Company consummated the transactions under that certain Common Stock Purchase Agreement dated September 11, 1998 between the Company and the New Capital Investment Fund, a Cayman Islands Investment fund ("NCIF"), and that certain Assignment and Assumption Agreement dated September 11, 1998 between the Company and Glycosyn Pharmaceuticals, Inc., a Delaware corporation ("Glycosyn") (collectively, the "Glycosyn Agreements"). Pursuant to the terms of the Glycosyn Agreements, NCIF purchased from the Company 2,850,000 shares of the common stock of the Company's subsidiary, Glycosyn, in consideration of NCIF's cancellation of all of the indebtedness owed to it by the Company ($610,167 as of March 31, 1998), and (ii) Glycosyn acquired all of the assets and assumed all of the liabilities of the Company as they existed immediately prior to the consummation of the COPE Reorganization on September 25, 1998.

Since the COPE Shareholders owned approximately 91.4% of the outstanding shares of the common stock of the Company after giving effect to the COPE Reorganization, COPE was deemed the accounting acquiror and the Company's acquisition of COPE has been accounted for as a reverse merger under the purchase method. Accordingly, from an accounting standpoint, COPE's equity is carried forward as the equity of the combined entity. There has been no step up in the Company's accounting bases and, as a result, COPE is assumed to have acquired the Company at the Company's book value of $0, after giving effect to the consummation of the transactions under the Glycosyn Agreements. This adjustment reflects the elimination of the Company's equity and accumulated deficit.

NOTE 4 - FORUM ACQUISITION

On June 25, 1998, COPE acquired all of the capital shares of Forum GmbH ("Forum"), a German data storage company, for $962,977. The acquisition of Forum has been accounted for by the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16 "Business Combinations." Accordingly, the operating results of Forum have been included in the consolidated operating results from the date of acquisition.

NOTE 5 - COMMON STOCK AND STOCK OPTION PLAN

In November 1998, the Company issued 11,805 shares of common stock upon the exercise of outstanding common stock purchase warrants for the gross proceeds of $89,010.

On August 18, 1998, the Company adopted a 1998 Stock Option Plan (the "Plan") which permits the grant to officers, directors, employees and consultants of non-qualified stock options and stock options to employees that qualify as incentive stock options under Section 422 of the Internal Revenue Code of 1986. Options may be granted for terms of up to 10 years (five years in the case of incentive stock options granted to greater than 10% stockholders). Options are subject to forfeiture upon termination of employment or other relationship with the Company and the Plan terminates in August 2008. 300,000 shares of the Company's common stock have been reserved for issuance pursuant to the Plan. As of August 18, 1998, options to purchase 75,000 shares have been granted, at exercise prices ranging from $8.40 to $12.00. No options have been exercised as of November 15, 1998.

ITEM 2.        Management's Discussion and Analysis or Plan of Operation

OVERVIEW

GENERAL. The Company is a Swiss-based provider of data storage and information management consulting services and solutions. The Company's principal operations consist of the design and implementation of information systems in the areas of data storage, data security and data warehousing. The Company presently conducts business throughout Switzerland, Germany and Austria.

COPE REORGANIZATION. On September 25, 1998, the Company consummated a series of transactions (referred to as the "COPE Reorganization") undertaken pursuant to an Amended and Restated Securities Purchase Agreement and Plan of Reorganization dated July 24, 1998 ("Reorganization Agreement") by and among the Company, COPE AG, a Swiss corporation ("COPE"), and the shareholders of COPE ("COPE Shareholders"), pursuant to which, among other things, (i) the Company effected a 1 for 58 reverse split of its shares of common stock issued and outstanding immediately prior to the close of the COPE Reorganization, thus reducing its issued and outstanding shares of common stock to approximately 270,654; (ii) the Company sold a controlling interest in its subsidiary, Glycosyn Pharmaceuticals, a Delaware corporation ("Glycosyn"), and otherwise divested itself of substantially all of its assets and liabilities on hand immediately prior to the close of the COPE Reorganization; and (iii) the Company issued 2,862,000 shares (post-split) of its common stock in exchange for all of the outstanding capital shares of COPE. See "Note 4 - COPE Reorganization" to the Company's unaudited condensed consolidated financials statements for a more complete description of the COPE Reorganization.

Since the COPE Shareholders owned approximately 91.4% of the outstanding shares of the common stock of the Company after giving effect to the COPE Reorganization, COPE was deemed the accounting acquiror and the Company's acquisition of COPE has been accounted for as a reverse merger under the purchase method. Accordingly, from an accounting standpoint, COPE's equity is carried forward as the equity of the combined entity. There has been no step up in the Company's accounting bases and, as a result, COPE is assumed to have acquired the Company at the Company's book value of $0, after giving effect to the consummation of the COPE Reorganization. This adjustment reflects the elimination of the Company's equity and accumulated deficit.

On June 25, 1998, COPE acquired all of the capital shares of Forum GmbH ("Forum"), a German data storage company, for $962,977. The acquisition of Forum has been accounted for by the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16 "Business Combinations." Accordingly, the operating results of Forum have been included in the consolidated operating results from the date of acquisition.

CURRENCY EXCHANGE RATES. The Company regularly enters into certain financial commitments payable in Swiss Francs, the unit of currency of Switzerland. All Swiss Franc based amounts are designated by the symbol SFr. As of November 13, 1998, the Swiss Franc-Dollar exchange rate was 1.37 Swiss Franc to 1 U.S. Dollar.

Although the Company reports its results in US dollars, virtually all of its sales are denominated in other currencies, including, primarily, Swiss francs and, to a lesser extent, Deutsche marks and the Austrian schillings. A significant amount of the Company's cost of sales (i.e., hardware and software purchases) on the other hand, are denominated in US dollars. Consequently, the Company's cost of doing business is directly affected by any changes in the exchange rate between the US dollar, on the one hand, and the Swiss franc and, to a lesser extent, the Deutsche mark and Austrian schilling, on the other hand. The financial position and results of operations of the Company and its foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of the Company and its subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in the cumulative translation adjustment account in stockholders' equity.

The Company typically enters into forward exchange contracts covering fifty percent (50%) of its hardware and software purchases for its client contracts in order to mitigate the adverse effects of currency exchange fluctuations. However, these actions generally provide only a partial mitigation of the adverse effects of changes in currency rates and there can be no assurance that changes in currency rates in the future will not have a material adverse affect on the Company's business, financial condition and results of operations.

RESULTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARE TO NINE MONTHS ENDED SEPTEMBER 30, 1997

NET SALES. During the nine months ended September 30, 1998, the Company had net sales of $17,324,933, which amounts to an increase of 38% over the net sales of $12,591,365 during the prior year period. The increase in net sales is due in part to the consolidation of the Forum, which was acquired by COPE on June 25, 1998 and has been included in the consolidated operating results of the Company for the periods subsequent to June 25, 1998. Forum had net sales of $4,333,477 for the period June 25, 1998 through September 30, 1998. Without giving effect to the consolidation of Forum, the Company had 3% increase in net sales during the nine months ended September 30, 1998 over the prior year period. Sales of solutions (revenue from resale of hardware and software components along with associated consulting services) increased 30% during the nine months ended September 30, 1998 over the prior year period reaching $15,397,697 as compared to $11,757,675. The reason for the increase in sales of solution is the integration of Forum. Sales of services (revenue from stand-alone consulting services) increased 131% during the nine months ended September 30, 1998 reaching $1,927,236 as compared to $833,690 for the prior year period. The reason for the increase in sales of services is an increase in market share in this business. Without giving effect to the consolidation of Forum, the Company had 81% increase in sales of services during the nine months ended September 30, 1998 over the prior year period. This increase is the result of the Company's decision to emphasize sales of services because of its potential for higher profit margins.

COST OF SALES. During the nine months ended September 30, 1998, cost of sales was $12,106,255 compared to $9,176,198 for the prior period, 69.9% and 72.9% of the total revenues, respectively, which amounts to an increase of 31%. The cost of sales as a percentage of net sales (total of "sales solution" and "sales services") decreased during the nine months ended September 30, 1998 because sales of services increased as a percentage of net sales from 6.2% up to 11.1%. Cost of sales consists exclusively of the Company's cost for the hardware acquired for resale as part of its information systems solutions.

GROSS PROFIT. The Company's gross profit margin for the nine months ended September 30, 1998 was 30.1% compared to 27.1% for the prior year period. The increase in gross margin is due to the Company's strategy of demphasizing the lower margin sale of solutions and emphasizing the higher margin sale of services.

SELLING, GENERAL, ADMINISTRATIVE AND CONSULTING EXPENSES. The Company's selling, general, administrative and consulting expenses as a percentage of net sales increased between the nine months ended September 30, 1998 (25.4%) and the prior year period (23.5%). This trend is the consequence of the Company's strategy to increase sales of services which required that the Company hire additional service and consulting personnel.

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

NET SALES. During the three months ended September 30, 1998, the Company had net sales of $7,540,884, which amounts to an increase of 58% over the net sales of $4,746,691 during the prior year period. The increase in sale of solution is attributable to inclusion of Forum in the Company's consolidated operating results of the Company for three months ended September 30, 1998. Forum had net sales of $3,927,234 for the three months ended September 30, 1998. Sales of services revenue increased approximately 159% during the three months ended September 30, 1998 over the prior year period ($850,920 in 1998 compared to $328,743 in 1997). Without giving effect to the consolidation of Forum, the Company had 83% increase in sales of services during the three months ended September 30, 1998 over the prior year period. This increase is the result of the Company's decision to emphasize sales of services because of its potential for higher profit margins.

COST OF SALES. During the three months ended September 30, 1998, cost of sales was $5,278,710 compared to $3,594,345 for the prior year period, 70% and 75.7% of the total revenues, respectively, which amounts to an increase of 46%. Cost of sales consists exclusively of the Company's cost for the hardware and software acquired for resale as part of its information systems.

GROSS PROFIT. The Company's gross profit margin for the three months ended September 30, 1998 was 30% compared to 24.3% for the prior year period. The increase is primarily attributable to the large internal growth in sales of services as a percentage of total revenue.

SELLING, GENERAL, ADMINISTRATIVE AND CONSULTING EXPENSES. The Company's selling, general, administrative and consulting expenses as a percentage of net sales was increased from 25.7% for the three months ended September 30, 1998 from 20% for the prior year period. The increase is primarily attributable to the hiring of additional personnel necessary to support the growth in sales of services.

LIQUIDITY AND FINANCIAL CONDITION

The Company's historical working capital requirements include the financing of all costs involved in the design, implementation and sale of information systems. The Company generally contracts to deliver information systems, including all hardware and software, on a turn-key basis pursuant to fixed price contracts. Consistent with industry practice, the Company generally is not able to obtain significant up-front or progress payments on its contracts providing for the design, implementation and sale of information systems. Accordingly, the Company is generally required to finance its clients' contracts, including the purchase of the hardware and software components of the information systems. The Company's principal sources of working capital are cash from operations and an operating line of credit from Credit Suisse and Commerzbank in the maximum amount of $2,400,00. The Company has been successful to date in securing extensions on its line with Credit Suisse for purposes of financing certain client contracts as needed, however there can be no assurance that the Company will continue to do so in the future.

As of September 30, 1998, the Company had working capital of approximately $123,054, compared to a working capital position of $1,071,807 as of December 31, 1997. The principal reason for the decrease in working capital is the increase in short-term borrowings which were used to purchase Forum and additional property and equipment.

While the Company believes that its available working capital, including presently available credit lines, is adequate for its current working capital requirements, the Company believes that it will require significant additional working capital in order to finance continued growth. The Company intends to seek additional debt or equity capital through additional bank lines of credit or the sale of shares of the equity securities of the Company. At the present time, there are no firm commitments or agreements on the part of any party at this time to provide any additional debt or equity capital to the Company and there can be no assurance that the Company will be able to obtain additional capital.

YEAR 2000 ISSUE

The Company has developed a plan to modify its information technology to recognize the Year 2000 and has begun converting its critical data processing systems. The Company is mainly using internal resources to address this issue, and believes that these resources will be sufficient to mitigate any potentially significant problems. Related expenses are charged to income as incurred. The Company believes that its critical internal software is year 2000 compliant and that its complete line of products are year 2000 compliant. The Company expects its year 2000 project to be completed on a timely basis.

FORWARD LOOKING STATEMENTS

This Form 10-QSB contains certain forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used herein, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including (i) the intense competition in the Company's industry; (ii) future developments and changes in prevailing technologies and standards in the data storage industry; (iii) availability of additional capital as required; and (iv) general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company caution shareholders of the Company and potential investors not to place undue reliance on any such forward-looking statements, all of which speak only as of the date made.

PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS.

          Inapplicable.

Item 2.   CHANGES IN SECURITIES.

          In connection with the Company's acquisition of COPE AG, a Swiss stock corporation ("COPE"), the Company issued a total of 2,592,000 shares of its common stock to the founders and principal shareholders of COPE, Adrian Knapp and Stephan Isenschmid, in exchange for their transfer of a total of 960 shares of the capital stock of COPE, representing approximately 91% of the issued and outstanding capital shares of COPE. The issuance of the common shares of the Company to Messrs. Knapp and Isenschmid was conducted pursuant to Section 4(2) of the Securities Act of 1933. There were no underwriters involved in the transaction.

Item 3.   DEFAULTS UPON SENIOR SECURITIES.

          Inapplicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          On September 11, 1998, the Company held a special meeting of shareholders at which the shareholders voted on those matters identified and described in the Company's Proxy Statement dated August 20, 1998. At the meeting, the shareholders voted to:

          A. Approve the Reorganization Proposal (such term and all other defined terms in this Item 4 to have the same meaning ascribed to them in the Proxy Statement), with 8,246,709 shares voting in favor, 118,850 shares voting against and 6,601 shares abstaining from voting.

          B. Approve the Glycosyn Proposal, with 8,226,909 shares voting in favor, 118,850 shares voting against and 26,401 shares abstaining from voting.

          C. Approve the Amendment Proposal, with 8,245,409 shares voting in favor, 113,350 shares voting against and 6,401 shares abstaining from voting.

          D. Approve the election of Adrian Knapp, Stephan Isenschmid, Peter Koch, Markus Stalder and Kevin DeVito as directors of the Company, to hold office until their successors are duly elected and qualified or their earlier resignation, with 8,341,909 shares in favor of each nominee, 23,251 shares abstaining from voting on Messrs. Knapp, Isenschmid, Koch and Stalder, 20,251 shares abstaining from voting on Mr. DeVito and 3,000 shares voting against Mr. DeVito.

          E. Approve the appointment of Atag Ernst & Young as the Company's independent auditors for the fiscal year ending December 31, 1998, with 8,234,634 shares voting in favor and 130,256 shares abstaining from voting.

Item 5.   OTHER INFORMATION.

          Inapplicable.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  EXHIBITS

               Exhibit 27 - Financial Data Schedule.

     (b)  REPORTS ON FORM 8-K

               On October 5, 1998, the Company filed a Current Report on Form 8-K for purposes of disclosing the consummation of its acquisition of the COPE AG, a Swiss stock corporation, and certain related transactions.

                                     SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        COPE, Inc.
                                        (Registrant)


Dated:  November 24, 1998               By:  /s/ MARKUS BERNHARD
                                            ---------------------------
                                            Markus Bernhard
                                            Chief Financial Officer