Form 10KSB40
period 1998-06-30
COPE INC
filed 1999-03-15
CIK 789847

--------------------------------------------------------------------------------
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549
                                    FORM 10-KSB
  ANNUAL REPORT UNDER SECTION 13 OF 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Fiscal Year Ended June 30, 1998
                             Commission file No. 1-9925

                                  COPE, Inc.
--------------------------------------------------------------------------------
                   (Name of Small Business Issuer in its Charter)

                Delaware                               87-0427731
-------------------------------------             -----------------------
      (State or Other Jurisdiction of                (I.R.S. Employer
     Incorporation of Organization)                Identification No.)

2200 Pacific Coast Hwy. No. 301, Hermosa Beach, California          90254
----------------------------------------------------------          -----
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

     The revenues for the issuer's most recent fiscal year June 30, 1998 are $0.

     The aggregate market value of the issuers voting stock held by nonaffiliates as of March 1, 1999, computed with reference to the average bid and asked price on that date was approximately $19,647,635

     As of March 1, 1999, the issuer had 3,153,361 shares of its common stock, par value $0.001, issued and outstanding.

                     Documents incorporated by reference:   None.



                     Page 1 of 40 consecutively numbered pages

                                  TABLE OF CONTENTS

Item Number and Caption                                                 Page
-----------------------                                                 -----
PART  I

1.   Description of Business                                               1
2.   Description of Property                                               4
3.   Legal Proceedings                                                     4
4.   Submission of Matters to a Vote of Security Holders                   5

PART II

5.   Market for Common Equity and Related Stockholder Matters              5
6.   Management's Discussion and Analysis or Plan of Operation             6
7.   Financial Statements                                                  8
8.   Changes in and Disagreements with Accountants on Accounting
       and Financial Disclosure                                            9

PART III

9.   Directors, Executive Officers, Promoters and Control
       Persons; Compliance with Section 16(a) of the Exchange Act          9
10.  Executive Compensation                                                10
11.  Security Ownership of Certain Beneficial Owners and Management        12
12.  Certain Relationships and Related Transactions                        13
13.  Exhibits and Reports on Form 8-K                                      13

                                         (i)

PART 1

ITEM. 1  DESCRIPTION OF BUSINESS

GENERAL

     THIS IS AN ANNUAL REPORT ON FORM 10-KSB FOR THE FISCAL YEAR ENDED JUNE 30, 1998. THE REPORT WAS FILED IN MARCH 1999. SUBSEQUENT TO JUNE 30, 1998, THE REGISTRANT UNDERWENT A CORPORATE REORGANIZATION WHICH RESULTED IN A COMPLETE CHANGE IN BUSINESS, MANAGEMENT AND OWNERSHIP. UNLESS OTHERWISE STATED, ALL INFORMATION INCLUDED IN THIS REPORT REFLECTS THE REGISTRANT, ITS BUSINESS, MANAGEMENT AND OWNERSHIP AS OF JUNE 30, 1998.

     This report is filed by COPE, Inc., a Delaware corporation formerly known as Harrier, Inc. (referred to herein as the "Company"). For several years prior to October 1998, the Company was engaged in the discovery, development and sale of selected products and technologies in the health, fitness and medical markets. Since 1996, the Company's strategic focus has been to find a merger candidate. The Company has considered a merger to be a priority due to the absence of significant sales of the Company's Bioptron lamps and the Company's continuing inability to obtain the additional capital necessary to fund its pharmaceutical research and development operations.

     Unless the context otherwise requires, the term "Company" refers to COPE, Inc., a Delaware corporation formerly known as Harrier, Inc., and its majority owned subsidiary, Glycosyn Pharmaceuticals, Inc., a Delaware corporation, and its equity interest in DermaRay International, LLC, a California limited liability company.

COPE REORGANIZATION

     In September, 1998, the Company closed a Securities Purchase Agreement and Plan of Reorganization ("Reorganization Agreement") with COPE AG ("COPE"), a Swiss stock corporation engaged in the business of providing high volume information management consulting, services and solutions to Swiss, German and Austrian companies. Pursuant to the Reorganization Agreement, the shareholders of COPE became the controlling stockholders of the Company and COPE became a wholly owned subsidiary of the Company (referred to herein as the "COPE Reorganization"). In connection with the COPE Reorganization, the Company has terminated its Bioptron operations and entered into an agreement with a related party, New Capital Investment Fund ("NCIF"), to sell 2,850,000 shares of the $.001 par value common stock ("Glycosyn Common Stock") of its subsidiary, Glycosyn Pharmaceuticals, Inc., a Delaware corporation ("Glycosyn"), to NCIF in exchange for NCIF's cancellation of $500,000 of indebtedness plus accrued interest of $135,667 owed by the Company (referred to herein as the "Glycosyn Recapitalization"). See "Glycosyn Recapitalization" below.

     The Reorganization Agreement provides that immediately prior to the closing ("Closing") of the COPE Reorganization, the Company effected the Glycosyn Recapitalization and filed an amendment (the "Amendment") to the Company's Certificate of Incorporation to: (i) change the name of the Company to COPE Inc.; and (ii) reverse split the outstanding shares of Common Stock of the Company on a one for 58 basis. At the Closing, after the foregoing was satisfied, the Company issued 2,862,000 shares (post-split) of the Company's $.001 par value common stock ("Harrier Common Stock"), representing 91.4% of the issued and outstanding shares of Harrier Common Sock after giving effect to the Closing, in exchange for the COPE shareholders' transfer of all of the issued and outstanding capital shares of COPE to the Company.

     An annual meeting of the stockholders of the Company took place on September 11, 1998 at which time the COPE Reorganization and the Glycosyn Recapitalization was approved. Additional information concerning COPE, the COPE Reorganization and the Glycosyn Recapitalization are included in a Proxy Statement filed with the Securities and Exchange Commission and distributed to the shareholders of the Company.

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

     The Glycosyn Recapitalization is part of a broader recapitalization of the Company in connection with the COPE Reorganization. COPE conditioned its agreement to reorganize with the Company upon the Company's substantial divestiture of all assets, liabilities and operations, including Harrier's ownership interest in Glycosyn. Company management considered and pursued alternative means of satisfying COPE's demands, including the analysis of a spin-off or sale of the Company's interest in Glycosyn. After consideration of the available alternatives and in the absence of any equitable offers to purchase Glycosyn, the Company has structured the following series of transactions (referred to herein as the "Glycosyn Recapitalization") for purposes of satisfying COPE's demands:

          - Prior to the close of the COPE Reorganization, Harrier transferred all of its assets and liabilities to Glycosyn. In connection therewith, the principal creditors of Harrier, except NCIF, which is presently owed, will agree to release Harrier of any further liability for their claims. In addition, NCIF issued a $136,830 note payable to the Company for claims not released by the creditors.

          - Prior to the close of the COPE Reorganization, Harrier sold to NCIF 2,850,000 shares of its 5,000,000 Glycosyn Common Stock shares in consideration of NCIF's agreement to cancel the $500,000 of indebtedness plus accrued interest of $135,667 owed by Harrier. NCIF is an investment fund in which Harrier's Chairman of the Board, Jurg Kehrli, and President, Kevin DeVito, are retained as managers.

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

     Pursuant to the NCT Agreement, Glycosyn has agreed to purchase 23 shares of the common stock of NCT, representing approximately 19% of the issued and outstanding common shares of NCT, in consideration for Glycosyn's delivery of an unsecured promissory note in the original principal amount of $250,000. The Note bears interest at the rate of 10% per annum. The note balance amounted to $85,500 at June 30, 1998, and as of October 30, 1998, Glycosyn has paid out $207,500 to NCT under the Note. As additional consideration for its receipt of the Note, NCT has granted Glycosyn an option ("NCT Option") to purchase all 49 of the issued and outstanding shares of NCT at an exercise price of $7,500 per share for a two year period. The NCT Option is exercisable by Glycosyn subject to its payment of the entire principal amount of the Note. The NCT Option provides that Glycosyn may pay for the additional underlying NCT common shares by Glycosyn's delivery of 1,225,000 shares of Glycosyn common stock (at a rate of $0.30 per Glycosyn share).

     The Company's intention with regard to NCT was to assist it in the development and marketing of its boron-containing pharmaceutical products and, in the event of the commercial success of NCT's products, acquire all of the issued and outstanding common shares of NCT. At June 30, 1998, management determined that, as a result of NCT's past, current and projected operating losses, there had been a significant impairment in the carrying value of the Company's investment in NCT. Therefore, a $250,000 unrealized loss was recognized at June 30, 1998.


BIOPTRON LAMP

     On November 29, 1994, the Company and Naturade, Inc. ("Naturade"), a 70-year old manufacturer and supplier of health and beauty products, formed DermaRay International Limited Liability Company ("DermaRay"). During the fiscal years ended June 30, 1998 and 1997, the Company had earned revenues of $0 and $48,069 from the sale of the Bioptron Lamps. The Company and Naturade have mutually agreed to terminate all operations.

     Pursuant to an Asset Transfer and Plan of Liquidation and Dissolution ("Dissolution Agreement") dated June 30, 1997 between the Company, Naturade and
DermaRay, the parties agreed to terminate the DermaRay joint venture.   Under
the Dissolution Agreement, Naturade agreed to purchase the Company's 50% interest in DermaRay and its inventory of Lamps for $175,000, payable over time. As of October 31, 1998, the Company had received all amounts due.

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

PERSONNEL

     As of June 30, 1998, the Company had four (4) employees engaged in management, product development, marketing, and administrative functions. In addition, the Company retains a number of consultants for specialized services. Glycosyn currently employs two (2) of the four employees.

REGULATION

     Most of the Company's products are subject to extensive regulation by federal and state agencies, and similar agencies in foreign countries with safety standards applicable to the manufacture and marketing of such products. In the pharmaceutical area, the FDA must submit all clinical testing protocols for review, and the results of testing are subject to extensive analysis. The FDA's approval cannot normally be obtained until a significant number of tests have been conducted. There are similar requirements for obtaining approval of pharmaceuticals in most foreign countries. There can be no assurances of the likelihood or timing of any such approvals. The failure to receive approvals for the Company's pharmaceutical products would prevent their sale in the applicable jurisdictions.

ITEM 2.        DESCRIPTION OF PROPERTY

     During the fiscal year ended June 30, 1998, the Company occupied facilities located in Hermosa Beach, California and in Cary, North Carolina. Both properties are leased under arrangements from third parties.

ITEM 3.        LEGAL PROCEEDINGS

     On May 1, 1993, the Company completed a drug agreement with American Diagnostica, Inc. ("ADI"), a private company located in Greenwich, Connecticut. Pursuant to the agreement, ADI was required to develop and test synthetic drugs using the Company's proprietary glycosylation processes. ADI had committed to pay the Company $5,000 per month over 100 months and expend at least $800,000 for research and development.

     In June 1995, ADI informed the Company that it was unable to fund any further obligations pursuant to the research and development portion of the drug development agreement. The Company then terminated the related agreement for, among other things, anticipatory repudiation. On August 24, 1995, ADI filed a civil action for money damages alleging wrongful termination, substantial compliance under the agreement, and that the Company was indebted to the plaintiff for damages in an unspecified amount, plus punitive damages, attorney fees and interest. In December 1995, Harrier moved the court for an order compelling the plaintiff to submit the dispute to arbitration. In September 1996, the court granted the Company's motion, staying all proceedings pending the conclusion of mandatory arbitration in California, as the parties provided in the research and development agreement. As of the date of the consolidated financial statements, no arbitration proceeding has been commenced by either party. Management believes that it has meritorious circumstances, no determination can be made as to the ultimate outcome of the litigation or as to the necessity for any provision in the accompanying consolidated financial statements for any liability that may result from an unfavorable outcome. In addition, subsequent to year-end, and in connection with the COPE Reorganization, New Capital AG, a related party, entered into a hold harmless agreement with COPE whereby New Capital AG would pay for claims and cost arising out of this litigation.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5.        MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock currently was traded on the Over The Counter market, ("OTC") under the symbol "HARE". The current symbol is "COPE".

     The following table sets forth, for the respective periods indicated, the high and low bid prices for the common stock of the Company. The quotations presented reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions in the common stock of the Company. Quotations reflect the 58 to 1 reverse stock split described under the "COPE Reorganization."




               Quarter Ended                     High Bid            Low Bid
               September 30, 1996                $10.90               $7.25
               December 31, 1996                  $3.596              $3.596
               March 31, 1997                     $9.28               $7.54
               June 30, 1997                      $3.77               $3.77
               September 30, 1997                 $8.70               $6.96
               December 31, 1997                  $9.28               $9.28
               March 31, 1998                     $6.96               $6.96
               June 30, 1998                      $9.86               $9.86


     On March 1, 1999, the bid and ask prices as quoted on the OTC for the Company's common stock were $34.00 and $36.50 respectively.

     On March 1, 1999, there were approximately 372 holders of record of the 3,153,361 shares of the Company's common stock issued and outstanding.

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

ITEM 6.        MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

In September, 1998, the Company closed a Securities Purchase Agreement and Plan of Reorganization ("Reorganization Agreement") with COPE AG ("COPE"), a Swiss stock corporation engaged in the business of providing high volume information management consulting, services and solutions to Swiss, German and Austrian companies. Pursuant to the Reorganization Agreement, the shareholders of COPE became the controlling stockholders of the Company and COPE became a wholly owned subsidiary of the Company (referred to herein as the "COPE Reorganization"). In connection with the COPE Reorganization, the Company has terminated its Bioptron operations and entered into an agreement with a related party, New Capital Investment Fund ("NCIF"), to sell 2,850,000 shares of the $.001 par value common stock ("Glycosyn Common Stock") of its subsidiary, Glycosyn Pharmaceuticals, Inc., a Delaware corporation ("Glycosyn"), to NCIF in exchange for NCIF's cancellation of $500,000 of indebtedness plus accrued interest of $135,667 owed by the Company (referred to herein as the "Glycosyn Recapitalization").

          - Concurrent with the close of the COPE Reorganization, Harrier transferred all of its assets and liabilities to Glycosyn. In connection therewith, the principal creditors of Harrier, except NCIF, which is presently owed $635,667 by Harrier, agreed to release Harrier of any further liability for their claims.

          - Concurrent with the close of the COPE Reorganization, Harrier sold to NCIF 2,850,000 shares of its 5,000,000 Glycosyn Common Stock in consideration of NCIF's agreement to cancel the $635,667 of indebtedness owed by Harrier. See
Part I, Item 1 "Description of Business - COPE Reorganization" and "-Glycosyn Recapitalization."

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

RESULTS OF OPERATIONS

     YEAR ENDED JUNE 30, 1998 COMPARED TO YEAR ENDED JUNE 30, 1997

     During the ended June 30, 1998 all operations of the Company related to the Harrier / COPE Reorganization.

LIQUIDITY AND CAPITAL RESOURCES

          On June 30, 1998, the Company had total current assets of $47,693 and total current liabilities of $1,600,027 resulting in working capital deficit of $(1,552,334), which has worsened since the balance sheet date due to continuing losses from operations. For the purpose of preserving the Company as a going concern, the Company has entered in to the COPE Reorganization Agreement. In connection with the COPE Reorganization, Harrier transferred substantially all of its assets and liabilities to Glycosyn. In connection therewith, the principal creditors of Harrier, except NCIF, which is presently owed the $500,000 of indebtedness plus accrued interest of $135,667 by Harrier, agreed to release Harrier of any further liability for their claims. At the same time, Harrier will sell to NCIF 2,850,000 shares of its Glycosyn Common Stock in consideration of NCIF's agreement to cancel the $635,667 owed by Harrier. See
Part I, Item 1 "Description of Business - COPE Reorganization" and "-Glycosyn Recapitalization."

     During the year ended June 30, 1998, the Company financed its operations primarily with the proceeds from the sale of its equity securities, the liquidation of its Bioptron Lamp operations and the receipt of $20,000 of Grant funds from the National Cancer Institute. Additionally, the Company received a $60,000 loan from NCIF. During the 1998 fiscal year, the Company raised approximately $160,000 from the private placement of 29,828 shares of common stock. All proceeds raised from the private placement were used for working capital, transactional costs associated with the COPE Reorganization and funding of certain obligations related to the acquisition of minority interest in New Concept Therapeutics, Inc. See Part I, Item 1 "Description of Business - "Glycosyn Operations" - New Concept Therapeutics."

ITEM 7.        FINANCIAL STATEMENTS
                                                                          Page
COPE, Inc. (formerly known as Harrier, Inc.) (A Delaware corporation):
     Independent Auditor's Report. . . . . . . . . . . . . . . . . . .     F-1
     Consolidated Balance Sheet as of June 30, 1998. . . . . . . . . .     F-2
     Consolidated Statements of Operations for the twelve month
       periods ended June 30, 1998 and 1997. . . . . . . . . . . . . .     F-3
     Consolidated Statements of Changes in Stockholders' Equity
       (Deficit) for the twelve month periods ended June 30, 1998
       and 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . .     F-4
     Consolidated Statements of Cash Flow for the twelve month
       periods ended June 30, 1998 and 1997. . . . . . . . . . . . . .   F-5-6
     Notes to Consolidated Financial Statements. . . . . . . . . . . .  F-7-20

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Inapplicable.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS COMPLIANCE WITH SECTION 16(a)

     Set forth below are the Directors and Officers for the Company as of June 30, 1998. In September 1998, the Company conducted a change in management. Please see the Proxy Statement/Prospectus dated August 20, 1998 for comparable information concerning the current Directors and Officers of the Company.



NAME                          AGE                 POSITION                      SINCE
----                          ---                 --------                      -----
Jurg Kehrli                   56                  Chairman/Director             February, 1987
William P. Cordeiro           54                  Director                      June, 1994
Kevin DeVito                  39                  President/Director            July, 1992
Candace Beaver                37                  Secretary and                 June, 1991
                                                  Chief Financial Officer



     All Directors and Executive Officers of the Company are elected or appointed, respectively, to serve for a one-year term and hold their office until their successors are elected or appointed and qualified.

     The following is a brief resume of each Director and Executive Officer of the Company:

     Mr. Kehrli, Chairman, was formerly the President and a principal shareholder of Kehrli Rontgen A.G. from which the Company originally acquired the rights to a substantial number of its products. Mr. Kehrli is the son of the founder of Kehrli Rontgen, A.G., a manufacturer of X-ray equipment, which he managed for 22 years prior to his affiliation with the Company. Mr. Kehrli is currently an independent financial and management consultant for European-based companies.

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

     Mrs. Beaver, Secretary and Chief Financial Officer, was formerly the Controller of Addison Design Consultants, Inc., an international design and corporate identity firm. She is a graduate of the University of California, Berkeley. Mrs. Beaver has worked in both the public and private accounting profession for the past 11 years.

     Those required to make filings under Section 16(a) have done so to the best of the Company's knowledge.

ITEM 10.       EXECUTIVE COMPENSATION

     The Summary Compensation Table below includes, for each of the fiscal years ended June 30, 1998, 1997, and 1996 individual compensation for services to the Company and its subsidiaries of the Chief Executive Officer (the "Named Officer").

SUMMARY COMPENSATION TABLE

                                                                          Long Term Compensation
                                       Annual Compensation                          Awards              Payouts
                            ----------------------------------------      --------------------------    --------
(a)              (b)         (c)               (d)            (e)           (f)              (g)          (h)             (i)

                                                             Other
Name                                                         Annual      Restricted                                    All Other
and                                                          Compen-       Stock                         LTIP           Compen-
Principal                                                    sation        Award(s)        Options/     Payouts          sation
Position  (4)    Year      Salary($)          Bonus ($)       ($)            ($)            SARs (#)       ($)            ($)
-------------   ------    ----------          ---------      -------     ----------        ---------    -------        ---------
Kevin DeVito    1998            -0-            -0-            -0-            -0-            -0-            -0-            -0-
President       1997      64,147 (2)           -0-            -0-            ---            ---            ---            (4)
                1996      94,994 (2)           -0-            (1)            ---            ---            ---            (3)

(1) Include $3,600 per year for car allowance and $1,680 per year for executive insurance.
(2) Includes $900 per year for car allowance and $1,680 per year for executive insurance.
(3) Includes $10,994 in deferred compensation earned in fiscal year 1995 and paid in fiscal year 1996.
(4) Includes $14,574 in deferred compensation earned in fiscal year 1996 and paid in fiscal year 1997.


Option/SAR Grants in Last Fiscal Year

No options were granted in fiscal year 1998.


AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

Shown below is information with respect to the exercise of options granted under the 1990 Incentive Stock Option Award Plan to the Named Officer and held by him at June 30, 1998.


                                                                                              Value of
                                                                                              Unexercised
                                                                  Unexercised                 In-the-Money
                                                                  Options/SARs at             Options/SARs at
                                                                  6/30/98                       6/30/98
                   Shares Acquired           Value                Exercisable/                Exercisable/
Name                on Exercise (#)         Realized (s)          Unexercisable (#)           Unexercisable ($)
-----              ----------------         ------------          ----------------            -----------------
Kevin DeVito            -0-                    -0-                     -0-                        $0.00/0


DIRECTOR COMPENSATION

     Dr. Cordeiro is paid a Director's fee of $500 per month. No other Director compensation was paid during fiscal year 1998.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     During fiscal 1998, the entire Board of Directors addressed all matters concerning executive officer compensation since the Company did not have a compensation committee.


STOCK OPTION PLAN

     During the year ended June 30, 1990, the Company adopted the 1990 Plan. A total of 1,500,000 shares of common stock may be issued under the 1990 Plan and have been reserved by the Board of Directors for that purpose. Options may be granted to Directors, Officers, employees and other individuals at terms and exercise prices as determined by the Board of Directors.

     No options were granted to officers and directors during the year ended June 30, 1997 and 1998.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, as of June 30, 1998, the number of shares of the Company's common stock, par value $0.001 per share, held beneficially by each person who was known by the Company to own beneficially more than 5% of the Company's common stock, each director and all officers and directors as a group. Except as otherwise indicated, the Company believes that the beneficial owners of the common stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares subject to community property laws where applicable.


                Name &                Amount &
                Address of            Nature of                Percent
                Beneficial            Beneficial               of
                Owner                 Owner                    Class (9)
                ----------            ----------               ---------
                Jurg Kehrli (1)       5,880                    less than 1.0%

                Kevin DeVito (1)      872                      less than 1.0%

                Bartik, Cordeiro
                & Associates (1)      346                      less than 1.0%

                All Officers and      7,583                    less than 1.0%
                Directors as a
                group (4 persons)


(1) Address is 2200 Pacific Coast Highway, Suite 301, Hermosa Beach, California 90254.

ITEM 12.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended June 30, 1996 the Company entered into a $500,000 loan agreement with New Capital Investment Fund ("NCIF"), an entity affiliated with the President and the Chairman of the Board. The loan bears interest of 12%. Loan obligations can be paid with securities of either the Company or its Glycosyn subsidiary. The note was paid off in September 1998 in consideration for 2,850,000 common shares of Glycosyn (see Note 15).

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K


     (a)  EXHIBITS

     Exhibit
     No.       Description
     -------   -----------
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


-------------------------

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

                                        COPE, Inc. (formerly known as
                                        Harrier, Inc.)

Date:  March 10, 1999                   By: /s/ Adrian Knapp
                                            -------------------------------
                                            Adrian Knapp, Chairman

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Date:  March 10, 1999                  By  /s/ Adrian Knapp
                                           ------------------------------------
                                           Adrian Knapp,
                                           Chairman & Director

Date:  March 10, 1999                  By  /s/Stephan Isenschmid
                                           ------------------------------------
                                           Stephan Isenschmid,
                                           President, CEO and Director

Date:  March 10, 1999                  By  /s/ Markus Stalder
                                           ------------------------------------
                                           Markus Stalder, Director

Date:  March 10, 1999                  By  /s/ Kevin DeVito
                                           ------------------------------------
                                           Kevin DeVito, Director and Secretary

Date:  March 10, 1999                  By  /s/ Peter Koch
                                           ------------------------------------
                                           Peter Koch, Director

                                      CONSOLIDATED AUDITED FINANCIAL STATEMENTS


                                    COPE, Inc. (formerly known as Harrier, Inc.)


                                              Years Ended June 30, 1998 and 1997

                                    COPE, Inc. (formerly known as Harrier, Inc.)

                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------
INDEPENDENT AUDITORS' REPORT                                     F-1

FINANCIAL STATEMENTS

  Consolidated Balance Sheet                                     F-2

  Consolidated Statements of Operations                          F-3

  Consolidated Statements of Changes in
     Stockholders' Deficit                                       F-4

  Consolidated Statements of Cash Flows                          F-5 to F-6

  Notes to Consolidated Financial Statements                     F-7 to F-20

                               RAIMONDO PETTIT GROUP
                                    [LETTERHEAD]


                             INDEPENDENT AUDITORS' REPORT

To the Board of Directors
COPE, Inc. (formerly known as Harrier, Inc.)
Hermosa Beach, California


We have audited the accompanying consolidated balance sheet of COPE, Inc. (formerly known as Harrier, Inc.) as of June 30, 1998, and the related consolidated statements of operations, changes in stockholders' deficit, and cash flows for the two years then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of COPE, Inc. (formerly known as Harrier, Inc.) as of June 30, 1998 and the consolidated results of their operations and their cash flows for the two years then ended, in conformity with generally accepted accounting principles.

                                                         RAIMONDO PETTIT GROUP


Torrance, California
October 30, 1998


                                    COPE, Inc. (formerly known as Harrier, Inc.)

                                                      CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

JUNE 30, 1998
--------------------------------------------------------------------------------
ASSETS
Cash and cash equivalents                                       $    18,018
Amounts receivable from related parties                              29,600
Other current assets                                                     75
--------------------------------------------------------------------------------
Total current assets                                                 47,693
--------------------------------------------------------------------------------
Property and equipment, net                                          17,249
Intangible assets, net                                               28,065
--------------------------------------------------------------------------------
TOTAL ASSETS                                                    $    93,007
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' DEFICIT
LIABILITIES

Accounts payable and accrued expenses                           $   652,921
Convertible note payable to related party                           625,333
Notes payable to related parties                                    160,423
Note payable                                                        146,220
Dividend payable to Glycosyn preferred stockholders                  15,130
--------------------------------------------------------------------------------

Total current liabilities                                         1,600,027

--------------------------------------------------------------------------------

MINORITY INTEREST                                                    79,912
--------------------------------------------------------------------------------

COMMITMENTS AND CONTINGENCY (NOTES 9, 10, 12 AND 13)

STOCKHOLDERS' DEFICIT
Preferred stock, $.001 par value - authorized, 5,000,000
  shares; issued and outstanding, 0 shares                              -
Common stock, $.001 par value - authorized, 30,000,000
  shares; issued and outstanding, 270,662 shares                        270
Additional paid-in capital                                       15,516,938
Accumulated deficit                                             (17,066,431)
Cumulative translation adjustment                                   (37,709)
--------------------------------------------------------------------------------

Total stockholders' deficit                                      (1,586,932)
--------------------------------------------------------------------------------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                     $    93,007
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                     SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    COPE, Inc. (formerly known as Harrier, Inc.)

                                           CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------


FOR THE YEARS ENDED JUNE 30,                             1998           1997
--------------------------------------------------------------------------------
SALES                                                   $-          $48,069
COST OF SALES                                            -           50,383
--------------------------------------------------------------------------------

GROSS PROFIT (Loss)                                      -           (2,314)
--------------------------------------------------------------------------------

EXPENSES
   Selling, general and administrative               235,223        290,442
   Salaries and related expenses                     244,035        357,049
   Research and development                           12,633            -
   Amortization and depreciation                      17,109         40,489
--------------------------------------------------------------------------------

TOTAL EXPENSES                                       509,000        687,980
--------------------------------------------------------------------------------

LOSS FROM OPERATIONS                                (509,000)      (690,294)
--------------------------------------------------------------------------------

OTHER INCOME (EXPENSE)
   National Cancer Institute grant                    20,000         80,000
   Interest income (expense), net                    (79,920)       (57,638)
   Loss on sale of marketable securities                 -          (15,716)
   Miscellaneous income                                  -            6,600
   Loss on sale of investment in joint venture           -           (7,448)
   Unrealized loss on investment                    (250,000)           -
   Minority interest in net loss of
     consolidated subsidiary                          25,978            -
--------------------------------------------------------------------------------

TOTAL OTHER INCOME (EXPENSE)                        (283,942)         5,798
--------------------------------------------------------------------------------

LOSS BEFORE PROVISION FOR INCOME TAXES              (792,942)      (684,496)

PROVISION FOR INCOME TAXES                             1,020          1,740
--------------------------------------------------------------------------------

NET LOSS                                           $(793,962)     $(686,236)
--------------------------------------------------------------------------------

BASIC AND DILUTED LOSS PER SHARE                      $(3.07)        $(3.19)
--------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF SHARES: BASIC AND
DILUTED                                              259,038        214,972
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                    COPE, Inc. (formerly known as Harrier, Inc.)

                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
--------------------------------------------------------------------------------



--------------------------------------------------------------------------------------------------------------------------------
FOR THE YEARS ENDED JUNE 30, 1998 AND 1997
--------------------------------------------------------------------------------------------------------------------------------
                                                Common Stock           Additional                      Cumulative      Total
                                           ----------------------       Paid-in       Accumulated     Translation  Stockholders'
                                           Shares          Amount       Capital        Deficit        Adjustment      Deficit
--------------------------------------------------------------------------------------------------------------------------------

Balances, July 1, 1996                     206,351        $11,968    $15,225,740   $(15,571,103)      $(37,709)     $(371,104)

Issuance of common stock                    34,483          2,000         98,000                                      100,000

Dividend payable to Glycosyn
 preferred stockholders                                                                  (4,450)                       (4,450)

Net loss for the year
 ended June 30, 1997                                                                   (686,236)                     (686,236)
------------------------------------------------------------------------------------------------------------------------------

Balances, June 30, 1997                    240,834        $13,968    $15,323,740   $(16,261,789)      $(37,709)     $(961,790)
------------------------------------------------------------------------------------------------------------------------------

Issuance of common stock                    29,828          1,730        177,770                                      179,500

Adjustment to conform common
 stock to post-split number of shares                     (15,428)        15,428                                          -

Dividend payable to Glycosyn
 preferred stockholders                                                                 (10,680)                      (10,680)

Net loss for the year
 ended June 30, 1998                                                                   (793,962)                     (793,962)
------------------------------------------------------------------------------------------------------------------------------
Balances, June 30, 1998                    270,662           $270    $15,516,938   $(17,066,431)      $(37,709)   $(1,586,932)
------------------------------------------------------------------------------------------------------------------------------


                    SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                    COPE, Inc. (formerly known as Harrier, Inc.)

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------


FOR THE YEARS ENDED JUNE 30,                                 1998         1997
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              $(793,962)  $(686,236)
  Adjustments to reconcile net loss to net
     cash used in operating activities:
       Depreciation and amortization                       17,109      40,489
       Loss on sale of investment in joint venture            -         7,448
       Loss on sale of marketable securities                  -        15,716
       Minority interest in loss of combined entity       (25,978)        -
       Unrealized loss on investment                      250,000         -
       Consulting services applied against
          receivable from related party                     5,478         -
       Accrued interest                                    60,833      60,833
       Increase (decrease) resulting
          from changes in:
            Amounts receivable from related parties           -        45,070
            Inventory                                         -        40,411
            Other current assets                           29,669     (11,522)
            Accounts payable and accrued expenses          82,242      (7,102)
--------------------------------------------------------------------------------

Net cash used in operating activities                    (374,609)   (494,893)
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment                          -       (54,849)
  Proceeds from sale of marketable securities                 -        46,159
  Collection on note receivable for sale of equity in
     joint venture and inventory                          120,000      20,000
  Collection of receivable from related party                 -         5,798
--------------------------------------------------------------------------------

Net cash provided by investing activities                 120,000      17,108
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Issuance of common stock                                160,000     100,000
  Issuance of preferred stock of subsidiary                16,890      89,000
  Borrowings from related party                            60,000         -
  Proceeds from note payable                              142,000         -
  Payments on note due to related party                  (164,500)        -
--------------------------------------------------------------------------------

Net cash provided by financing activities                 214,390     189,000
--------------------------------------------------------------------------------


                                    COPE, Inc. (formerly known as Harrier, Inc.)

--------------------------------------------------------------------------------


FOR THE YEARS ENDED JUNE 30,                                               1998              1997
----------------------------------------------------------------------------------------------------
Net decrease in cash                                                     (40,219)          (288,785)

Cash and cash equivalents, beginning of year                              58,237            347,022
----------------------------------------------------------------------------------------------------

Cash and cash equivalents, end of year                                  $ 18,018          $  58,237
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
  INFORMATION:
     CASH PAID DURING THE YEAR FOR:
        Interest                                                        $    -            $     -
        Taxes                                                           $  1,020          $   1,740
     NON-CASH INVESTING AND FINANCING ACTIVITIES:
        Stock issued for services and commissions                       $ 19,501          $     -
        Note receivable in consideration for sale of
            equity in joint venture and inventory                       $    -            $ 175,000
        Dividend accrued on subsidiary preferred stock                  $ 10,680          $   4,450
---------------------------------------------------------------------------------------------------
---------------------------------------------------------------------------------------------------



                   SEE ACCOMPANYING NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

                                    COPE, Inc. (formerly known as Harrier, Inc.)

                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


1    ORGANIZATION AND DESCRIPTION OF BUSINESS

COPE, Inc. (formerly known as Harrier, Inc.) was organized under the laws of the State of Utah on October 8, 1985 and later was reincorporated in the State of Delaware. The Company is engaged in research, development and marketing of a number of products which are at various stages of development.
 Until June 30, 1997, the Company was selling the Bioptron Lamp (cosmetic and medical uses) in the Western Hemisphere.

Glycosyn Pharmaceuticals, Inc. ("Glycosyn") is organized as a majority-owned subsidiary under the laws of the State of Delaware. Glycosyn holds all of the Company's biomedical technologies rights and obligations. The biomedical technologies are currently in the pre-clinical development phase.

The accompanying consolidated financial statements include the accounts of COPE, Inc. (formerly known as Harrier, Inc.), its wholly-owned subsidiary, Harrier GmbH, a German corporation, and Glycosyn (collectively, the "Company"). Harrier GmbH is a dormant corporation since 1992. All significant intercompany transactions and balances have been eliminated.

In September, 1998, the Company reorganized, merged with Cope A.G. in a reverse purchase transaction, changed its name to Cope, Inc. and effected a 1 for 58 reverse stock split (see Note 15 - Subsequent Event).


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

MANAGEMENT'S ESTIMATES

The preparation of the consolidated financial statements in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

PROPERTY AND EQUIPMENT

Property and equipment, including significant improvements thereto, are stated at cost and are depreciated using the straight-line method over an estimated useful life of 5 years. Maintenance and repairs are charged to expense as incurred.

2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INVESTMENTS

Glycosyn has a 19% interest in another entity which is accounted for under the cost method. The Company assesses whether there has been a permanent impairment in the value of its investments by considering factors such as quoted market prices, estimated joint venture revenues and prospects and other economic factors.

INTANGIBLE ASSETS

Intangible assets are owned by Glycosyn and include patents, product rights and technology costs. All patent, product rights and technology costs are capitalized and amortized over ten years using the straight-line method. The Company assesses whether there has been a permanent impairment in the value of intangible assets by considering factors such as expected future product revenues, anticipated product demand and prospects and other economic factors.

INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the consolidated financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the consolidated financial statements and the tax basis of assets and liabilities using enacted rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

FOREIGN CURRENCY TRANSLATION

The Company has one dormant German subsidiary. The cumulative translation adjustment represents the historical effect of translation adjustments of this subsidiary's pre 1992 activity.

LOSS PER COMMON SHARE

Effective December 31, 1997, the Company adopted Statement No. 128, "Earnings Per Share." This new standard requires dual presentation of basic and diluted earnings per share ("EPS") on the face of the statement of income and requires reconciliation of the numerators and the denominators of the basic and diluted EPS calculations.

Basic net loss per common share is computed by dividing net loss by the weighted average number of outstanding common shares during the periods presented. For purposes of SFAS No. 128, basic loss per share and diluted loss per share are the same amount as the impact of additional common shares that might have been issued under the Company's stock option plan, warrants and convertible debt would be anti-dilutive.

All references to the Company's number of shares reflect the 1 for 58 reverse stock split described in Note 15 as if it had occurred at July 1, 1996.

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

RECENT ACCOUNTING DEVELOPMENT

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in an entity's financial statements. This statement requires an entity to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in-capital in the equity section of a statement of financial position. This pronouncement is effective for fiscal years beginning after December 15, 1997 and the Company expects to adopt the provision of this statement in fiscal year 1999.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." This statement requires public enterprises to report financial and descriptive information about its reportable operating segments and establishes standards for related disclosures about product and services, geographic areas, and major customers. This pronouncement is effective for fiscal years beginning after December 15, 1997 and the Company expects to adopt the provisions of this statement in fiscal year 1999.


3.   AMOUNTS RECEIVABLE FROM RELATED PARTIES

During the year ended June 30, 1995, the Company acquired a 50% interest in Derma Ray International Limited Liability Corporation ("Derma Ray"). Derma Ray was formed to market, distribute and sell various health and cosmetic products. On June 30, 1997, the Company sold its entire inventory and its interest in Derma Ray in consideration for $40,000 in cash and a note receivable of $135,000. The note is non-interest bearing and is due no later than June 30, 1998. As of October 30, 1998, the entire amount of the note had been repaid.

4.   PROPERTY AND EQUIPMENT

The following is a summary of property and equipment at cost, less accumulated depreciation as of June 30, 1998:

     Equipment                               $   66,062
     Furniture and fixtures                      17,645
     Leasehold improvements                      32,585
                                             ----------

                                             $  116,292
     Accumulated depreciation                   (99,043)
                                             ----------
                                             $   17,249
                                             ----------
                                             ----------

Total depreciation expense for the years ended June 30, 1998 and 1997 was $13,388 and $36,766, respectively.


5.   INVESTMENTS

NEW CONCEPT THERAPEUTICS INVESTMENT ACQUISITION

Glycosyn acquired a minority interest in New Concept Therapeutics, Inc., a North Carolina corporation ("NCT"), pursuant to an agreement ("NCT Agreement") dated October 30, 1997. NCT was formed on July 1, 1997 for the purpose of manufacturing and distributing boron-containing pharmaceutical products for the treatment of cancer. NCT's products are used in connection with boron neutron capture therapy, an experimental cancer treatment currently under clinical trials in the United States and Europe. At June 30, 1998, and during the period from NCT minority interest's acquisition through year end, neither the Company nor Glycosyn had control or significant influence over NCT. Accordingly, this investment was accounted for under the cost method.

Pursuant to the NCT Agreement, Glycosyn has agreed to purchase 23 shares of the common stock of NCT, representing approximately 19% of the issued and outstanding common shares of NCT, in consideration of Glycosyn's delivery of an unsecured promissory note in the original principal amount of $250,000 (the "Note"). The Note bears interest at the rate of 10% per annum and was due on or before April 30, 1998. The Note balance amounted to $85,500 at June 30, 1998 and, as of October 30, 1998, Glycosyn has paid $207,500 under the Note.

As additional consideration for the issuance of the Note, NCT granted Glycosyn an option (the "NCT Option") to purchase all 123 of the issued and outstanding shares of NCT at an exercise price of $7,500 per share for a two year period. The NCT Option is exercisable by Glycosyn subject to its payment of the entire principal amount of the Note. The NCT Option provides that Glycosyn may pay for the underlying NCT common shares by Glycosyn's delivery of 1,225,000 shares of Glycosyn common stock (at a rate of $0.30 per Glycosyn share).

The Company's intention with regard to NCT was to assist it in the development and marketing of its boron-containing pharmaceutical products and, in the event of the commercial success of NCT's products, acquire all of the issued and outstanding common shares of NCT. At June 30, 1998, management determined that, as a result of NCT's past, current and projected operating losses, there had been a significant impairment in the carrying value of the Company's investment in NCT. Therefore, a $250,000 unrealized loss on investment was recognized at June 30, 1998.

MARKETABLE SECURITIES

During fiscal 1997, the Company sold $61,875 in marketable securities for $46,159, recognizing a $15,716 loss included in the consolidated statement of operations.

DERMA RAY

During the year ended June 30, 1995, the Company acquired a 50% interest in Derma Ray for a $200,000 initial capital contribution. The excess of the Company's contribution over its equity in the joint venture's net amount amounted to $50,000 and was amortized over five years. During the year ended June 30, 1997, Derma Ray incurred a gain of $16,803, of which $8,402 was allocated to the Company and recorded in the 1997 consolidated statement of operations. As disclosed in Note 3, the Company sold its membership interest to Derma Ray and recorded a net loss of $7,448 in fiscal year 1997.

6.   INTANGIBLE ASSETS

The following is a summary of intangible assets at cost, less accumulated amortization as of June 30, 1998:

     Patents and patent applications              $    37,220
     Accumulated amortization                           9,155
                                                  -----------

                                                  $    28,065
                                                  -----------
                                                  -----------

The Company has filed individual and continuation-in-part patents on its modified glycosylation compounds and related chemical processes since January, 1990. In September, 1992, the Company filed new patent applications covering significant additions to its glycosylation process. These patents, which have subsequently been issued, are co-owned by the Company and the University of Michigan because they involve technologies developed pursuant to research agreements entered into with the University. Compensation to the University for future revenues generated from technology related to the co-owned patents has not been determined at this time.

Total amortization charged to operations was $3,721 and $3,723 for the years ended June 30, 1998 and 1997, respectively.


7.   CONVERTIBLE NOTES PAYABLE TO RELATED PARTY AND OTHERS

On June 9, 1996, the Company entered into a $500,000 loan agreement with New Capital Investment Fund ("NCIF") an entity affiliated with the President and the Chairman of the Board. The loan bears interest at 12% and was due on June 4, 1998. The note was paid off in September 1998 in consideration for 2,850,000 common shares of Glycosyn (see Note 15).

On January 21, 1998, Glycosyn entered into another $60,000 loan agreement with NCIF. The loan bears interest at 12% and the full amount of principal plus interest is due at January 20, 1999. The loan is convertible into Glycosyn common stock valued at 30% of the quoted market price at the maturity date.

On March 16, 1998, Glycosyn entered into a $142,000 convertible loan agreement. Proceeds of the loan were used to make payments on a note due to NCT (see Note
5) and for general working capital purposes. The loan bears interest at 10% and is due on March 16, 1999. At the lender's option, the principal and interest can be repaid using Glycosyn's common stock valued at 30% of the quoted market price at the time of maturity (or at an earlier date chosen by the lender).

8.   MINORITY INTEREST

At June 30, 1998, the Company owned approximately 94% of Glycosyn. During the year ended 1998, Glycosyn issued 11,260 shares of its Series A preferred stock with a $1.50 per share liquidation preference. During the year ended 1997, Glycosyn sold 44,500 shares of its Series A preferred stock for $89,000 to a related party. The preferred stock has a liquidation preference of $2 per share ($89,000), is convertible into shares of Glycosyn common stock and entitles the holder to a dividend of 12% of the liquidation preference, payable quarterly in common stock of Glycosyn. The preferred stock has been presented in the accompanying financial statements as minority interest.


9.   COMMON STOCK AND STOCK OPTION PLAN

During the year ended June 30, 1998, the Company issued 29,828 shares of common stock in consideration for $160,000 and 15,517 common stock purchase warrants (see Note 10) to existing shareholders and related parties.

During the year ended June 30, 1997, the Company issued 34,473 shares of common stock (total value $100,000) and 34,473 common stock purchase warrants (see Note
10) to existing shareholders and related parties.

During the year ended June 30, 1990, the Company adopted an incentive stock option and award plan. A total of 25,862 shares of common stock may be issued under the plan and have been reserved by the Board of Directors for that purpose. Options may be granted to Directors, Officers, employees and other individuals at terms and exercise prices to be determined by the Board of Directors. The following is a summary of all common stock options outstanding:


                                         JUNE 30, 1998           June 30, 1997
                                       SHARES       WAEP*       Shares     WAEP*
   Outstanding, beginning of year       7,759         .29       14,035      2.72
   Granted                               -           -            -        -
   Canceled-expired                    (7,759)        .29       (6,276)     5.46
   Exercised                             -           -            -        -
                                      -------                  -------

   Outstanding, end of year              -                       7,759       .29
                                      -------                  -------
                                      -------                  -------

   Exercisable, end of year              -                       7,759       .29
                                      -------                  -------
                                      -------                  -------

*   Weighted average exercise price

10.  WARRANTS


Convertibility rights, weighted average exercise price and remaining contractual life attached to the common stock purchase warrants issued in connection with public and private stock offerings are as follows:



                      Series               1994              1995                 1996               1997                  1998
                      C and D            Warrants          Warrants             Warrants           Warrants              Warrants
                      -------        ---------------     --------------       --------------     --------------       --------------
                  Shares    WAEP*    Shares     WAEP     Shares    WAEP       Shares    WAEP     Shares    WAEP       Shares    WAEP
                  ------    -----    ------     ----     ------    ----       ------    ----     ------    ----       ------    ----
Outstanding,
  June 30, 1996   7,336   $ 49.30     6,073   $ 62.64    33,868   $ 40.60     5,000   $ 25.52     -           -       -         -

Issued             -         -         -         -         -         -         -         -       34,483   $  7.54     -         -

Canceled/Expired (7,336)    49.30    (6,073)    62.64   (33,868)    40.60      -         -         -         -        -         -

Exercised          -         -         -         -         -         -         -         -         -         -        -         -
-----------------------------------------------------------------------------------------------------------------------------------

Outstanding,
  June 30, 1997    -         -         -         -         -         -        5,000     25.52    34,483      7.54     -         -

Issued             -         -         -         -         -         -         -         -         -         -     15,517     7.54

Canceled/Expired   -         -         -         -         -         -       (5,000)    25.52      -         -        -         -

Exercised          -         -         -         -         -         -         -         -         -         -        -         -
-----------------------------------------------------------------------------------------------------------------------------------

Outstanding and
  exercisable,
  June 30, 1998    -         -         -         -         -         -         -                 34,483   $  7.54  15,517   $ 7.54
-----------------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------------
Weighted
  average
  remaining
  contractual
  life             -                   -                   -                   -                      21.5 months     26.7 months

Range of exercise
  price            -                   -                   -                                                $7.54           $7.54
----------------------------------------------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------------


* Weighted average exercise price

11.  INCOME TAXES

The components of the provision for income taxes are as follows:


                                                For the Years Ended June 30,
                                                ----------------------------
                                                       1998          1997
          Current:
            State                                $ 1,020           $ 1,740
            Foreign                                  -                 -
                                                  -------           -------
                                                   1,020             1,740

          Deferred                                   -                 -
                                                  -------           ------

                                                  $1,020            $1,740
                                                  -------           ------
                                                  -------           ------


The reconciliation of the effective tax rates and U.S. statutory tax rates are as follows:


                                                For the Years Ended June 30,
                                                ----------------------------
                                                     1998            1997
     Tax benefit at statutory rate                  (34%)            (34%)
     Change in valuation allowance                   34%              34%
                                                   -----            -----
                                                      0%               0%
                                                   -----            -----
                                                   -----            -----


At June 30, 1998, the Company has net operating loss carryforwards, for income tax reporting purposes, of approximately $12,363,358 and $1,978,544 available to offset future federal and California taxable income, respectively. The federal carryforwards expire in 2009 and the California carryforwards expire in 1999. The utilization of net operating loss carryforwards may be limited under the provisions of Internal Revenue Code Section 382.

At June 30, 1998, the Company had available tax credit carryforwards comprised of federal and state research and experimentation credits of $1,263 and $8,512, respectively. The California and federal research and experimentation credit carryforwards expire in 2009 and 2012, respectively.

The components of the net deferred tax asset and (liability) are as follows:


                                                For the Years Ended June 30,
                                                ----------------------------
                                                     1998            1997

     State taxes                                $      347      $      354
     Net operating loss carryforward             4,378,445       4,383,141
     Patents                                         1,532           1,738
     Credits                                         9,775          65,474
     Depreciation and amortization                  (1,345)         28,270
                                                ----------      ----------

       Subtotal                                  4,338,754       4,478,977

       Valuation allowance                      (4,338,754)     (4,478,977)
                                                ----------      ----------

       Total                                    $      -        $      -
                                                ----------      ----------
                                                ----------      ----------


12.  COMMITMENTS

Operating Leases

The Company leases office space under an operating lease that expires in fiscal year 1999. Total rent expense amounted to $32,851 and $46,390 for the years ended June 30, 1998 and 1997, respectively.


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

In June 1995, ADI informed the Company that it was unable to fund any further obligations pursuant to the research and development portion of the drug development agreement. The Company then terminated the related agreement for, among other things, anticipatory repudiation. On August 24, 1995, ADI filed a civil action for money damages alleging wrongful termination, substantial compliance under the agreement, and that the Company was indebted to the plaintiff for damages in an unspecified amount, plus punitive damages, attorney fees and interest. In December, 1995, Harrier moved the court for an order compelling the plaintiff to submit the dispute to arbitration. In September, 1996, the court granted the Company's motion, staying all proceedings pending the conclusion of mandatory arbitration in California, as the parties provided in the research and development agreement. As of the date of the consolidated financial statements, no arbitration proceeding has been commenced by either party. Management believes that it has meritorious defenses to all of ADI's
claims and that the claims are substantially without merit.   Under current
circumstances, no determination can be made as to the ultimate outcome of the litigation or as to the necessity for any provision in the accompanying consolidated financial statements for any liability that may result from an unfavorable outcome. In addition, subsequent to year end, and in connection with the Cope Reorganization (see Note 15), New Capital A.G., a related party, entered into a hold harmless agreement with Cope whereby New Capital A.G. would pay for any claims and costs arising out of this litigation.


14.  NATIONAL CANCER INSTITUTE GRANT

In December 1996, Glycosyn was awarded a $100,000 grant to finance research on its medical technologies. $80,000 was received and expensed during fiscal year 1997, whereas the remaining $20,000 was received and expensed during fiscal year 1998.


15.  SUBSEQUENT EVENTS

COPE REORGANIZATION

In September, 1998, the Company closed a Securities Purchase Agreement and Plan of Reorganization ("Reorganization Agreement") with COPE AG ("COPE"), a Swiss stock corporate engaged in the business of providing high volume information management consulting, services and solutions to Swiss, Germany and Austrian companies. Pursuant to the Reorganization Agreement, the shareholders of COPE became the controlling stockholders of the Company and COPE became a wholly-owned subsidiary of the Company (referred to herein as the "COPE Reor-ganization"). In connection with the COPE Reorganization, the Company entered into an agreement with a related party, New Capital Investment Fund ("NCIF"), to sell 2,850,000 shares of the $.001 par value common stock ("Glycosyn Common Stock") of its subsidiary, Glycosyn, to NCIF in exchange for NCIF's cancellation of $500,000 of indebtedness plus accrued interest (see Note 7) owed by the Company (referred to herein as the "Glycosyn Recapitalization"). See "Glycosyn Recapitalization" below.

In accordance with the Reorganization Agreement, immediately prior to the closing ("Closing") of the COPE Reorganization, the Company effected the Glycosyn Recapitalization and filed an amendment (the "Amendment") to the Company's Certificate of Incorporation to: (i) change the name of the Company to COPE Inc.; and (ii) reverse split the outstanding shares of Common Stock of the Company on a one for 58 basis. At the Closing, after the foregoing was satisfied, the Company issued 2,862,000 shares (post-split) of the Company's $.001 par value common stock ("Harrier Common Stock"), representing approximately 91.4% of the issued and outstanding shares of Harrier Common Stock after giving effect to the Closing, in exchange for the COPE shareholders' transfer of all of the issued and outstanding capital shares of COPE to the Company.

Additional information concerning COPE, the COPE Reorganization and the Glycosyn Recapitali-zation were included in a Proxy Statement filed with the Securities and Exchange Commission and distributed to the shareholders of the Company.

GLYCOSYN RECAPITALIZATION

The Glycosyn Recapitalization is part of a broader recapitalization of the Company in connection with the COPE Reorganization. The Company has structured the following series of transactions (referred to herein as the "Glycosyn Recapitalization"):

     - Prior to the close of the COPE Reorganization, Harrier transferred all of its assets and liabilities to Glycosyn. In connection therewith, the principal creditors of Harrier agreed to release Harrier of any further liability for their claims. In addition, NCIF issued a $136,830 note payable to the Company for claims that were not released by the creditors.

Prior to the close of the COPE Reorganization, Harrier sold to NCIF 2,850,000 shares of its 5,000,000 Glycosyn Common Stock shares in consideration of NCIF's agreement to cancel the $500,000 note and accrued interest owed by Harrier.

15.  SUBSEQUENT EVENTS (CONTINUED)

GLYCOSYN RECAPITALIZATION (CONTINUED)

Upon the sale of the 2,850,000 shares of Glycosyn common stock, Harrier's interest in Glycosyn was reduced to approximately 40% and, as a result, the financial condition and results of operations of Glycosyn will not be consolidated with the Company for financial statements issued subsequent to the close of the COPE Reorganization.