Form 10KSB
period 1998-12-31
COPE INC
filed 1999-05-07
CIK 789847

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-KSB

(Mark One)

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                                  to
                                     --------------------------------
                                      .
      --------------------------------

      Commission File Number 1-9925

                                                    COPE, Inc.
-------------------------------------------------------------------------------------------------------------------
                         (Exact name of small business issuer as specified in its charter)
------------------------------------------------------    ---------------------------------------------------------
                    Delaware                                                     87-0427731
------------------------------------------------------    ---------------------------------------------------------
        (State or other jurisdiction of                               (IRS Employer Identification No.)
         incorporation or organization)

                                 Grundstrasse 14, 6343 Rotkreuz, Switzerland
-------------------------------------------------------------------------------------------------------------------
                                   (Address of principal executive offices)

                               + 41 41 798 33 44
                          ---------------------------
                          (Issuer's telephone number)

Securities to be registered under Section 12(b) of the Exchange Act:

        Title of each class                 Name of each exchange on which
        to be so registered                 each class is to be registered

               None                                        N/A
-----------------------------------  ------------------------------------------

Securities to be registered under Section 12(g) of the Exchange Act:

                         Common Stock, $.001 par value
--------------------------------------------------------------------------------
                               (Title of class)

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

                      Yes                    No  X
                         -----                 -----

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

The issuer's revenue for the fiscal year ended December 31, 1998 was $29,059,150.

The aggregate market value of the voting stock held by non-affiliates of the issuer as of April 20, 1999 was approximately $14,156,766.

The number of shares of the issuer's common stock outstanding as of April 20, 1999 was 3,573,361.

      Documents incorporated by reference:   None.

Part I.

Item 1.  Description of Business.

General

  COPE, Inc., a Delaware corporation (the "Company" or "COPE"), is a provider of enterprise data storage and security consulting, services and solutions to customers located primarily in Western Europe. The Company's business consists of the analysis, design and implementation of storage and security systems that integrate the hardware and software products that best meet the identified objective. COPE generates revenue from three primary sources:

          . providing consulting services in connection with the initial analysis of a client's data storage or security needs and designing of a system best suited to meet those needs;

          .  the sale and implementation of the desired solution; and

          . providing installation, integration and maintenance of the system, including improving and adding to the system to keep pace with the clients' changing needs and improvements in technology.

  COPE generally provides its data storage and security systems on a turn-key basis and purchases for resale the hardware and software components made part of the systems solutions. The Company resells hardware and software products offered by the major vendors in the data storage and security industry, including:

  .  Advanced Digital Information        .  LSC
  .  Ascend Communications               .  National Semiconductor
  .  Cisco Systems                       .  Oracle
  .  Compaq Computer                     .  Overland Data
  .  Data General                        .  Sony
  .  EMC Corp                            .  Storage Technology
  .  IBM                                 .  Sun Microsystems
  .  Legato Systems                      .  Veritas Software

  Following the Company's acquisition of Hicomp Software Systems GmbH on April 19,1999 the Company also offers its own proprietary storage software products, Hiback and Hibars. COPE provides most of its information consulting services and solutions to companies in the financial, insurance, pharmaceutical and telecommunication industries located primarily in Germany, Switzerland, and Austria.

Business Development

  The Company was formed under the laws of the State of Delaware in 1985 under the name Harrier, Inc. and from 1985 until September 1998 was engaged in the business of developing and marketing health, fitness and medical products. In September 1998, the Company completed a series of transactions (referred to herein as the "COPE Reorganization") by which the Company discontinued all operations and divested itself of substantially of its assets and liabilities and, at the same time, acquired all of the outstanding capital shares of COPE Holding AG, a Swiss stock corporation engaged in the business of enterprise data storage. It was at this time that the Company changed its name to COPE, Inc.

  COPE Holding AG.  The present business of the Company consists of the data
  ---------------
storage and security operations of COPE Holding AG acquired by the Company in September 1998 as part of the COPE Reorganization. COPE Holding AG commenced operations in 1991 as a provider of data storage subsystems to the Swiss market. In early 1993, COPE Holding AG began to study the RAID (redundant array of inexpensive disk-drives) storage technologies and began designing corresponding solutions for its clients. In the fall of 1993, the first family of RAID systems was introduced by COPE Holding AG to the Swiss market. Some of these systems are still in use today. In 1994, COPE Holding AG signed a distribution agreement with Data General providing for

COPE Holding AG's distribution of Data General's Open CLARiiON systems. This represented COPE Holding AG's first reseller agreement. In the following years, COPE Holding AG entered into distribution agreements with additional vendors of storage and security products. In December 1998, COPE Holding AG entered into a distributor agreement with EMC Corp, the recognized world leader in the development of software for the enterprise data storage and security industry.

  In 1994, COPE Holding AG began to market its services and systems in Austria. In late 1995, COPE Holding AG commenced operations in Germany. In the same year, COPE Holding AG became one of the first information technology companies in Europe to obtain an ISO9001 certification. In 1998, COPE Holding AG expanded its operations in Germany through the acquisition of Forum GmbH, a provider of data storage and security consulting, services and solutions to the German market.

  The COPE Reorganization.  On September 25, 1998, the Company consummated a
  -----------------------
series of transactions (referred to as the "COPE Reorganization") undertaken pursuant to an Amended and Restated Securities Purchase Agreement and Plan of Reorganization dated July 24, 1998 ("Reorganization Agreement") by and among the Company, COPE Holding AG, and the shareholders of COPE Holding AG ("COPE Shareholders"), pursuant to which, among other things, (i) the Company effected a one for 58 reverse split of its shares of common stock issued and outstanding immediately prior to the close of the COPE Reorganization, thus reducing its issued and outstanding shares of common stock to approximately 270,654; (ii) the Company sold a controlling interest in its subsidiary, Glycosyn Pharmaceuticals, Inc., a Delaware corporation ("Glycosyn"), and otherwise divested itself of substantially all of its assets and liabilities on hand immediately prior to the close of the COPE Reorganization; and (iii) the Company issued 2,862,000 shares (post-split) of its common stock in exchange for all of the outstanding capital shares of COPE Holding AG.

  Since the COPE Shareholders owned approximately 91.4% of the outstanding shares of the common stock of the Company after giving effect to the COPE Reorganization, COPE Holding AG was deemed the accounting acquirer and the Company's acquisition of COPE Holding AG has been accounted for as a reverse merger under the purchase method. Accordingly, from an accounting standpoint, the equity of COPE Holding AG is carried forward as the equity of the combined entity. COPE Holding AG is assumed to have acquired the Company and therefore the assets and liabilities of the Company as they existed immediately prior to the consummation of the COPE Reorganization, after giving effect to the consummation of the transactions under the Glycosyn Agreements, have been recorded at fair value as required by the purchase method. This adjustment reflects the elimination of the Company's equity and accumulated deficit.

  Forum Acquisition.  On June 25, 1998, COPE GmbH, a wholly-owned subsidiary of
  -----------------
COPE Holding AG, acquired all of the Capital shares of Forum GmbH ("Forum"), a German data storage company, for $962,977. The acquisition of Forum has been accounted for by the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16 "Business Combinations." Accordingly, the operating results of Forum have been included in the consolidated operating results of the Company from the date of acquisition. On or about March 30, 1999, Forum was merged into a wholly-owned subsidiary of COPE Holding AG, COPE GmbH, a German stock corporation

  Hicomp Acquisition.  On April 19, 1999, the Company acquired Hicomp Software
  ------------------
Systems GmbH ("Hicomp"), a German software company. Pursuant to a Sale and Assignment of Business Shares entered into on December 21, 1998 between the Company and Mr. Uwe Hinrichs, the president and sole shareholder of Hicomp, the Company issued 420,000 shares of common stock in exchange for all of the outstanding capital shares of Hicomp. The Hicomp acquisition will be accounted for as a pooling of interests. Hicomp, headquartered in Hamburg, Germany, develops back-up and retrieval software products. Its leading products, Hiback and Hibars, are multi-platform back-up solutions recognized for performance and flexibility. The Company also granted Mr. Hinrichs certain securities registration rights pursuant to which he is entitled to sell up to 200,000 shares of his common stock alongside the Company in any public offering of securities by the Company on the New Market section of the Frankfurt Stock Exchange taking place no less than 90 days from the date of the Company's acquisition of Hicomp. Mr. Hinrichs granted the Company a purchase option, expiring June 30, 2000, to acquire all of the capital shares of two US corporations owned by Mr. Hinrichs which are engaged in the business of distributing the Hiback and Hibars software in the US.

  Unless the context otherwise requires, the term "the Company" or "COPE" refers to the Delaware corporation known as COPE, Inc., its wholly-owned subsidiary, COPE Holding AG, a Swiss stock corporation, and the wholly-owned subsidiaries of COPE Holding AG: COPE AG, a Swiss stock corporation, COPE GmbH, a German stock corporation, COPE GesmbH, an Austrian stock corporation, and Hicomp Software Systems GmbH, a German stock corporation. The executive offices of COPE are located at Grundstrasse 14, 6343 Rotkreuz, Switzerland; telephone
+41 41 798 3344.

Business of COPE

  General

  COPE is a provider of enterprise data storage and security consulting, services and solutions to customers located primarily in Western Europe. The Company's business consists of the analysis, design and implementation of storage and security systems that integrate the hardware and software products that best meet the identified objective. COPE generates revenue from three primary sources:

             . providing consulting services in connection with the initial analysis of a client's data storage or security needs and designing of a system best suited to meet those needs;

             .  the sale and implementation of the desired system; and

             . providing installation, integration and maintenance of the system, including improving and adding to the system to keep pace with the clients' changing needs and improvements in technology.

  COPE generally provides its data storage and security systems on a turn-key basis and purchases for resale the hardware and software components made part of the systems solutions. The Company resells hardware and software products offered by the major vendors in the data storage and security industry, including:

  .  Advanced Digital Information        .  LSC
  .  Ascend Communications               .  National Semiconductor
  .  Cisco Systems                       .  Oracle
  .  Compaq Computer                     .  Overland Data
  .  Data General                        .  Sony
  .  EMC Corp                            .  Storage Technology
  .  IBM                                 .  Sun Microsystems
  .  Legato Systems                      .  Veritas Software

  Following the Company's acquisition of Hicomp on April 19, 1999 the Company also offers its own proprietary storage software products, Hiback and Hibars. COPE provides most of its information consulting services and solutions to companies in the financial, insurance, pharmaceutical and telecommunication industries located primarily in Germany, Switzerland, and Austria.

  Industry Overview

  High availability of stored data is a critical factor in today's business environment. To reduce costs, improve productivity and improve customer service, large organizations are streamlining their processes by implementing strategic software applications, such as databases, financial applications and electronic mail systems, to manage their data. To be competitive, an organization needs immediate access to necessary data, regardless of where it is stored. Providing reliable access to this data on an enterprise-wide basis presents a significant challenge to large organizations.

  The difficulty of this challenge is compounded by a number of recent trends in enterprise computing. In recent years, there has been a significant migration to client/server and network computing. Today's networks are much larger and more complex than early networks, often consisting of multiple servers, including application servers, file servers, database servers and communications servers, and hundreds or even thousands of personal computers manufactured by a number of different vendors. These servers and personal computers may utilize a number of different operating systems, including Unix, Novell NetWare, IBM OS/2 Warp, Windows NT, Windows 98, Windows 95, Windows 3.1 and Macintosh OS. The distributed and heterogeneous nature of these networks, together with the increased use of computers throughout organizations to create and store files, has resulted in an increase in the amount and dispersion of critical data across the servers and personal computers.

  The increase in the size of networks has been accompanied by concurrent increases in the size and complexity of computer data and files. Application software developers continue to introduce software packages that increasingly incorporate features which require large amounts of storage, such as graphics, video and sound. For example, a minute of uncompressed full motion video and sound could require approximately 1,100 megabytes of storage as compared to 300 kilobytes for the average 10 page document. Similarly, the size and complexity of images stored and manipulated using document imaging systems have intensified network storage requirements. Further, the increasing popularity of the Internet as a means of communication and a medium by which to access and distribute information has contributed to the demand for increased storage, as users download a wide variety of complex data from the Internet.

  To meet the challenges of managing the storage of increasing volumes of enterprise data in increasingly heterogeneous systems with fewer resources, a storage management system must incorporate a number of critical features including:

         .  fully automated backup and restore capability;

         . ready data availability in the event of system failures in order to avoid interruptions of day-to-day operations;

         . scalability to automate rapid growth in the volume of on-line data and the complexity of the network;

         . centralized and automated management to enable the administrator to manage the entire system, including local and remote systems, from a single central console;

         . the ability to use a central consistent interface for applications that share data;

         .  support for heterogeneous environments.

  In response to the increased demand for cost-effective storage of different types of information, a variety of storage media have been developed, including magnetic tape, hard disk, RAID, CD-ROM and others.

  Magnetic tape is the least expensive storage medium, but has the slowest access times. Magnetic tape is ideal for backing up large amounts of information that is only expected to be accessed infrequently. This cost effective technique is widely used in commercial and government organizations in cases where it is desirable to archive large amounts of data in a secure offsite location as a safeguard against on-site disasters. Often times, the magnetic tapes are arranged in automated tape libraries for purposes of providing for multiple operating drives capable of conducting simultaneous functions, including backup, data management and access.

  Hard disk storage is a popular means of storing and accessing large amounts of information that is continually changing. It also provides rapid access times but is a relatively expensive storage medium and is easily erased. RAID storage systems have developed in response to demand for increased data storage, performance, security, reliability, fault tolerance and availability, as well as for constant access. RAID is a method for allocating data across several hard disk drives and allowing a server microprocessor to access those drives simultaneously, thus increasing system storage and input/output performance. In addition, lost data on any drive can be recreated using special RAID algorithms, thus ensuring the immediate availability of RAID protected data even in the event of a disk drive failure.

  CD-ROM technology emerged in the early 1980s as a cost-effective method by which to store and distribute large amounts of information. Since CD-ROMs or DVD-ROMs cannot be erased or written over, however, they are not suitable for storage situations in which information must be continually updated and altered. However, for organizations that require periodic distribution of written material, such as reference books, parts lists, catalogues or manuals, CD-ROMs and DVD-ROMs are much more cost-effective and practical than paper-based documents. The proliferation of network computing and the rapid increase in CD-ROMs as a means of information distribution and storage have fueled demand for CD-ROM systems that provide network wide access.

  The increase in the importance and volume of stored, complex data has increased demand for secure and reliable methods of storage that allow for efficient and cost-effective protection and management of such data. These factors have also increased demand for total storage solutions that can quickly and efficiently provide access to large volumes of data resident on a variety of personal computers and servers running different operating environments, as well as data generated by a wide range of applications. In addition, users are increasingly demanding solutions comprised of not only hardware for cost-effective storage of and access to large amounts of secure and reliable information, but also software that manages information flow and reduces the high costs of storage administration.

  The COPE Solution

  In today's business environment, the best storage or security solution most often requires a combination of storage media and a mixture of hardware and software products from multiple vendors. The challenge to a system designer is the ability to identify and then integrate the specific hardware and software products best suited to meet the clients' needs.

  COPE believes that the major product vendors in the data storage industry are naturally predisposed to selling the client a solution that is based on the vendor's own product line. On the other hand, COPE endeavors to operate as an independent provider of enterprise data storage and security systems and solutions. Although COPE now offers a limited line of proprietary storage software following its acquisition of Hicomp, the Company is committed to offering its clients a storage solution based on a mix of the software and hardware products that best meet the identified objectives regardless of manufacturer. COPE believes that its willingness and ability to provide an independent approach to its clients' storage problems provides its clients with a better solution and COPE with a competitive advantage over the vendors with whom it competes for the design and sale of storage solutions.

  In order to provide its customers with the best available solution, COPE has divided its operations between (i) consulting; (ii) solution sales and (iii) integration services. A client engagement begins with the appointment of a team from COPE's consulting division. As of April 20, 1999, COPE employed 10 professionals in its consulting division, each of whom is a specialist with a complete understanding of the products and technologies offered in the data storage industry. COPE initially analyzes the client's storage needs and arrives at certain conceptual solutions. COPE then works with the client to develop performance-cost comparisons, feasibility studies and capital budgeting calculations for each conceptual solution. Through this process a recommendation is made to the client for the implementation of a storage and security solution. Typically, the recommendation will involve a storage system sold and installed by COPE. However, COPE's consultants are encouraged to offer the client the best solution, even if it does not include the sale of a system by COPE.

  If the consulting division recommends a COPE storage or security system, COPE will bring to the client a team from the solution sales department. As of April 20, 1999, COPE's solution sales consisted of 41 professionals, including 23 sales representatives and 18 engineers, and a 5 person administration and support staff. A team typically consists of one or more sales representatives and engineers. A project manager will act as the liaison between the client and COPE's production departments.

  Once the optimal solution is selected, COPE's integration services department provides on-site integration. The integration services department also offers the client operations and maintenance support on an interim and long-term basis. As of April 20, 1999, this department consisted of 16 employees.

  COPE's Strategy

  COPE's goal is to become the leading independent provider of enterprise data storage and security consulting, services and solutions in Western Europe. The key elements of COPE's strategy are:

       . Emphasize Consulting Service. COPE intends to emphasize the provision of its consulting services. COPE believes that in the enterprise data storage and security market the key is oftentimes the "solution" and not the product. COPE believes that a significant amount of the client's cost in a storage and security solution is spent on consulting services associated with the design and implementation of the system, the remainder representing the costs of the associated software and hardware products. The consulting services often involve higher margins than the sale of the products, even in the case of direct sales to the client by the manufacturer/vendor. By emphasizing the quality of its consulting services, COPE believes that it can establish and foster a reputation in Western Europe as a leading provider of enterprise data storage and security consulting, services and solutions.

       . Foster a Reputation for Independence. COPE's major competitors are either manufacturers of hardware and software products or large consulting firms that offer a wide array of consulting and advisory services to business. COPE intends to foster the reputation and image of an independent organization dedicated exclusively to providing storage and security services and solutions to the enterprise data storage market. Most of the customers for storage and security systems are large corporations and institutions with sophisticated information and technology (IT) operations. COPE believes that most IT officers appreciate and value COPE's expertise and ability to offer solutions and consulting services unhindered by any bias towards a particular product or vendor.

       . Expand Through Targeted Acquisitions. COPE believes that the enterprise data storage market consists of the manufacturers/developers of the storage products and the international consulting firms, on the one hand, and a number of smaller independent providers of consulting services and solutions, including COPE, on the other hand. COPE intends to aggressively seek out and acquire high quality independent consulting firms throughout Western Europe. COPE believes that there are a number of smaller independent firms in strategic European markets that share COPE's commitment to providing high quality consulting and services to the enterprise data storage market. Through the pursuit of strategic acquisitions, COPE hopes to acquire existing sales and engineering staffs with established contacts and client bases in key markets.

  Products And Services

  COPE's principal operations consist of the design, implementation and management of storage and security solutions that provide flexible and cost effective data storage and security solutions on a turn-key basis. In addition to providing turn-key data storage solutions, COPE also provides its clients consulting, training and integration servicing. In 1998, approximately $3,647,174 (or 12.6%) of COPE's $29,059,150 in revenue represented consulting fees unrelated to sales of data storage systems. COPE intends to increase its marketing efforts in the area of stand-alone consulting services and expects that consulting revenues will in the future increase as a percentage of overall revenue.

  COPE is a value added reseller of a number of software and hardware products to its customers, including back-up and system management software, tape libraries, data storage disk arrays, high-end servers, and numerous other peripheral products related to the installation and utilization of data storage and security technology. COPE sells data storage software under various reselling arrangements with several software companies where COPE functions as a value added reseller for different leading vendors. In keeping with industry practice, the agreements between COPE and its product vendors are nonexclusive and short term in nature. The following table sets forth the major vendors with which COPE works in various selling partnerships, the vendor's products resold by COPE and the amount of COPE's revenue from the sale of hardware and software products during fiscal 1998 represented by each vendor:

                    Vendor                                                 Product                           % of Product Revenue
-----------------------------------------------    ------------------------------------------------------    -----------------------


Advanced Digital Information Corp                   Tape Libraries                                                    8%
Compaq Computer/Digital Equipment.                  Tape Libraries                                                   15%
Hewlett Packard                                     Tape Libraries                                                    3%
Data General - CLARiiON Business Unit               CLARiiON Disk Arrays                                             10%

IBM                                                 High End Servers                                                  8%
Legato Systems                                      Back-up and Archiving Software                                    6%
National Semiconductor Corp.                        CD Jukeboxes                                                      1%
Overland Data                                       Tape Libraries                                                    3%
Storage Technology Corp.                            Tape Libraries                                                   12%
Sun Microsystems                                    High End Servers                                                  7%
Veritas Software                                    Data Management, Failure, Backup and Archiving Software           2%

In addition to the above, in December 1998 COPE was named by EMC Corp. as a distributor of its line of enterprise data storage products.

  COPE generally contracts to deliver storage and security systems, including all hardware and software, on a turn-key basis pursuant to fixed price contracts. Consistent with industry practice, COPE generally is not able to obtain significant up-front or progress payments on its contracts providing for the design, implementation and sale of its storage and security systems. Accordingly, COPE is required to finance its clients contracts, including the purchase of the hardware and software components of the information systems. COPE's principal sources of working capital are cash from operations and operating lines of credit in the aggregate amount of $2,812,083 as of December 31, 1998. COPE has been successful to date in securing extensions on its lines for purposes of financing certain client contracts as needed, however there can be no assurance that COPE will continue to do so in the future.

  Consulting and Services Division. COPE's consulting division offers services such as analyses, conceptual solutions, target-performance comparisons, quantity structures, feasibility studies and capital budgeting calculations, as well as project management and user training. In addition to training and education, the COPE service division implements and maintains data management plans recommended by the consulting division. COPE system engineers are certified experts by strategic partners such as IBM, SUN, Microsoft and others. This division contracts directly with the end-user to maintain systems and manage the plan.

  Hiback and Hibars.  In April 1999, COPE acquired Hicomp, a Hamburg,
Germany developer of enterprise data storage and backup software. Through its acquisition of Hicomp, COPE is now able to offer a limited line of proprietary software products designed to provide storage capabilities to multi-platform enterprises. The products are Hiback, backup software which is installed on servers and desktop clients, and Hibars, automated data management software which is installed on the backup server. COPE believes that the Hiback and Hibars products offer a superior storage solution to multi-platform enterprises which require superior speed in performing backup storage.

  Sales and Marketing

  COPE markets its data storage and security consulting, services and solutions primarily through its field sales organization complemented by other sales channels, including systems integrators, product vendors and distributors.

  As of April 20, 1999, COPE's field sales force consisted of 23 sales representatives and 18 engineers that provide technical assistance for systems sales. COPE currently has five sales offices, most of which are staffed with both sales and technical personnel. COPE uses a consultative sales approach for selling to major accounts. This model entails the collaboration of technical and sales personnel, typically in a one-to-one ratio, to formulate proposals that address the specific requirements of the customer. COPE focuses its initial sales efforts on senior IT department personnel, and works closely with system and network administrators for evaluation and deployment. COPE also maintains comprehensive after-sales and customer care activities covering all aspects of support, systems tuning and follow-up.

  Competition

  The information management market is intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. Competitors vary in size and in the scope and breadth of the products and services offered. COPE's major competitors are vendors of information management software and hardware products, including Compaq Computer Corp., EMC Corp., Hewlett Packard, Storage Tek, and Unisys Corp., some of whom are also significant suppliers of COPE. In addition, COPE experiences significant competition from other consulting and engineering firms.

        Many of COPE's current and potential competitors have significantly greater financial, technical, marketing and other resources than COPE. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or, in the case of vendors, to devote greater resources to the development, promotion, sale and support of their products than the Company. COPE also expects that competition will increase as a result of future software industry consolidations, which have occurred in the information management market in the past. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. There can be no assurance that COPE will be able to compete successfully against current or future competitors or that competitive pressures faced by the Company will not materially adversely affect its business, operating results or financial condition.

        In addition to competition for client contracts, COPE also competes for qualified technical engineers and consultants. COPE's future success depends in significant part upon the continued service of its key technical personnel and its continuing ability to attract and retain highly qualified technical engineers and consultants. Competition for such personnel is intense, and there can be no assurance that COPE can retain its key technical and managerial employees or that it can attract, assimilate or retain other highly qualified technical personnel in the future.

        Employees

        As of April 20, 1999, COPE had a total of 102 employees. Of the total, 10 were in consulting, 41 were in solution sales, 16 in integration services and 35 were in marketing and back-office operations such as general management, finance, human resources and administration. None of COPE's employees are represented by a labor union or subject to a collective bargaining agreement. COPE has not experienced any work stoppages and considers its relations with its employees to be good.

Item 2. Properties

        COPE's executive offices are located in Rotkreuz, Switzerland and consist of approximately 10,800 square feet of leased space. COPE leases this space pursuant to a written agreement expiring in March 2001, with an option to extend for another five years, at the rate of $11,200. COPE also maintains the following sales offices:

              Location                                     Size                               Monthly Rental Rate
------------------------------------    ---------------------------------------    ---------------------------------------

           Munich, Germany                         9,800 sq. ft.                                    $7,300
           Hamburg, Germany                        6,600 sq. ft.                                    $9,000
           Dresden, Germany                        1,600 sq. ft.                                    $2,700
           Vienna, Austria                         2,000 sq. ft.                                    $2,000

Item 3.  Litigation.

  Except as set forth below, there have been no legal proceedings to which the Company or any of its officers or directors have been a party or to which the property of the Company has been subject over the last two years.

  On August 24, 1995, American Diagnostica, Inc. ("ADI"), a private company located in Greenwich, Connecticut, filed a civil action against the Company for money damages alleging the Company's wrongful termination of that certain R&D Joint Venture Agreement entered into by the parties in May 1993. The circumstances underlying the complaint occurred prior to the COPE Reorganization and were undertaken by prior management of the Company at a time when the Company was engaged in the business of research and development of certain health and medical products. See, Item 1. Development of the Company - Business Development for a description of the COPE Reorganization.

  In its complaint, ADI alleged that the Company was indebted to the plaintiff for damages in an unspecified amount, plus punitive damages, attorneys fees and interest. In December 1995, the Company moved the court for an order compelling the plaintiff to submit the dispute to arbitration. In September 1996, the court granted the Company's motion, staying all proceedings pending the conclusion of mandatory arbitration in California, as the parties had provided in the research and development agreement. As of the date of this report, no arbitration proceeding has been commenced by either party. Management of the Company prior to the COPE Reorganization has publicly announced its belief that the Company has meritorious defenses to all of ADI's claims and that the claims are substantially without merit. However, under current circumstances no determination can be made as to the ultimate outcome of the litigation or as to the necessity for any provision in the accompanying consolidated financial statements for any liability that may result from an unfavorable outcome.

  In connection with the COPE Reorganization, the Company received from the New Capital Investment Fund and New Capital AG an agreement to indemnify the Company against any claims outstanding as of the close of the COPE Reorganization, including attorneys fees and costs of arbitration or litigation relating to the ADI matter. Kevin DeVito is a director of New Capital Investment Fund and New Capital AG. Mr. DeVito was the Chief Executive Officer of the Company prior to the COPE Reorganization and is currently a member of the board of directors of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders.

  There were no matters submitted to the security holders of the Company during the fourth quarter of fiscal year 1998.

Part II

Item 5.  Market for Common Equity and Related Shareholder Matters.

  Market for Common Stock. The Company's common stock traded on the OTC Bulletin Board under the symbol "COPE." The Company's common stock also trades on the over-the-counter market (Freiverkehr) of the Berlin Stock Exchange under the security number [WKN] 876 954. The following table shows the high and low bid prices for the Company's common stock for the periods indicated as reported by the OTC Bulletin Board. These quotations may not necessarily represent actual transactions. All share prices are adjusted to reflect the one for 58 reverse split of the common stock effected in August 1998.

                                                     High                    Low
                                                 ------------           ------------
            1997:
            First quarter                        $      10.88           $       3.63
            Second quarter                       $       9.28           $       3.63
            Third quarter                        $      10.88           $       3.48
            Fourth quarter                       $      11.02           $       4.06

            1998:
            First quarter                        $      10.88           $       4.64
            Second quarter                       $      11.60           $       6.38
            Third quarter                        $      12.63           $       7.25
            Fourth quarter                       $      20.25           $      10.37

        As of April 20, 1999, the Company had approximately 358 record holders of its common stock.

        Dividends. The Company has not paid any cash dividends since its inception and does not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the Company's business.

        Recent Sales of Unregistered Securities. During the fiscal year ended December 31, 1998, the Company sold unregistered shares of its common stock in the following transactions:

        A. From February 1998 to March 1998, the Company conducted a private placement of shares of its common stock to two existing shareholders. In the private placement, the Company sold a total of 6,897 shares of common stock for the gross proceeds of $40,000. The issuance was conducted pursuant to Regulation S under the 1933 Act. There was no underwriter involved in this issuance.

        B. In August 1998, the Company granted to 39 of its officers and employees options to purchase an aggregate of 59,300 shares of common stock at an exercise price of $8.40 per share. The options vest in four installments commencing on March 1, 1999, March 1, 2000, March 1, 2001 and March 1, 2005.
The options were issued pursuant to Section 4(2) of the 1933 Act. There was no underwriter involved in this issuance.

        C. In September 1998, pursuant to an Amended and Restated Securities Purchase Agreement and Plan of Reorganization dated July 24, 1998, the Company issued 2,862,000 shares of its common stock to the stockholders of COPE Holding AG in exchange for all of the issued and outstanding capital stock of COPE Holding AG. The issuance was conducted pursuant to Regulation S under the 1933 Act. There was no underwriter involved in this issuance.

        D. In the fourth quarter of 1998, the Company issued 20,207 shares of common stock upon the exercise of outstanding common stock purchase warrants. The warrants were issued prior to the Company's reorganization with COPE Holding AG. The issuances were conducted pursuant to Regulation S under the 1933 Act. There was no underwriter involved in these issuances.

        E. In November 1998, the Company granted to its officers and directors and one consultant options to purchase a total of 108,200 shares of common stock at exercise prices ranging from $8.50 to $15.00 per share. The options vest in installments commencing in 1999. The options were issued pursuant to
Section 4(2) under the 1933 Act. There was no underwriter involved in this issuance.

Item 5.  Management's Discussion and Analysis or Plan of Operations.

Overview

  General

  COPE is a Swiss-based provider of data storage and security consulting services and solutions. The Company presently conducts business primarily in Germany, Switzerland and Austria. Unless the context otherwise requires, the term "Company" or "COPE" refers to the Delaware corporation known as COPE, Inc., its wholly-owned subsidiary COPE Holding AG, a Swiss stock corporation, and the wholly-owned subsidiaries of COPE Holding AG: COPE AG, a Swiss stock corporation, COPE GmbH, a German stock corporation, COPE GesmbH, an Austrian stock corporation.

  COPE Reorganization.  On September 25, 1998, the Company consummated a series
  -------------------
of transactions (referred to as the "COPE Reorganization") undertaken pursuant to an Amended and Restated Securities Purchase Agreement and Plan of Reorganization dated July 24, 1998 ("Reorganization Agreement") by and among the Company, COPE Holding AG, a Swiss corporation, and the stockholders of COPE Holding AG ("COPE Stockholders"). Pursuant to the Reorganization Agreement, the Company, among other things, (i) effected a one for 58 reverse split of its shares of common stock outstanding immediately prior to the close of the COPE Reorganization, thus reducing its outstanding shares of common stock to approximately 270,654; (ii) sold a controlling interest in its only subsidiary, Glycosyn Pharmaceuticals, Inc., a Delaware corporation, and otherwise divested itself of substantially all of its assets and liabilities on hand immediately prior to the close of the COPE Reorganization; and (iii) issued 2,862,000 shares (post-split) of its common stock in exchange for all of the outstanding capital shares of COPE Holding AG.

  Since the COPE Stockholders owned approximately 91.4% of the outstanding shares of the common stock of the Company after giving effect to the COPE Reorganization, COPE Holding AG was deemed the accounting acquirer and the Company's acquisition of COPE Holding AG has been accounted for as a reverse merger under the purchase method. Accordingly, from an accounting standpoint, COPE Holding AG's equity is carried forward as the equity of the combined entity. COPE Holding AG is assumed to have acquired the Company and therefore the assets and liabilities of the Company as they existed immediately prior to the consummation of the COPE Reorganization, after giving effect to the consummation of the transactions under the Glycosyn Agreements, have been recorded at fair value as required by the purchase method. This adjustment reflects the elimination of the Company's equity and accumulated deficit.

  Forum Acquisition.  On June 25, 1998,  COPE Holding AG acquired all of the
  -----------------
capital shares of Forum GmbH ("Forum"), a German data storage company, for $962,977. The acquisition of Forum has been accounted for by the purchase method of accounting in accordance with Accounting Principles Board Opinion No. 16 "Business Combinations." Accordingly, the operating results of Forum have been included in the consolidated operating results from the date of acquisition. On or about March 30, 1999, Forum was merged into a wholly-owned subsidiary of COPE Holding AG, COPE GmbH, a German stock corporation.

  Hicomp Acquisition.  On April 19, 1999, the Company acquired Hicomp Software
  ------------------
Systems GmbH ("Hicomp"), a German software company. Pursuant to a Sale and Assignment of Business Shares entered into on December 21, 1998 between the Company and Mr. Uwe Hinrichs, the president and sole shareholder of Hicomp, the Company issued 420,000 shares of common stock in exchange for all of the outstanding capital shares of Hicomp. The Hicomp acquisition will be accounted for as a pooling of interests. Hicomp, headquartered in Hamburg, Germany, develops back-up and retrieval software products. Its leading products, Hiback and Hibars, are multi-platform back-up solutions recognized for performance and flexibility. The Company also granted Mr. Hinrich certain securities registration rights pursuant to which he is entitled to sell up to 200,000 shares of his common stock alongside the Company in any public offering of securities by the Company on the New Market section of the Frankfurt Stock Exchange taking place no less than 90 days from the date of the Company's acquisition of Hicomp. Mr. Hinrich granted the Company a purchase option, expiring June 30, 2000, to acquire all of the capital shares of two US corporations owned by Mr. Hinrich which are engaged in the business of distributing the Hiback and Hibars software in the US.

  Currency Exchange Rates.  The Company regularly enters into certain financial
  -----------------------
commitments payable in Swiss Francs, the unit of currency of Switzerland. All Swiss Franc based amounts are designated by the symbol SFr. As of April 20, 1999, the Swiss Franc-Dollar exchange rate was 1.50 Swiss Franc to 1 U.S. Dollar.

  Although COPE reports its results in US dollars, virtually all of its sales are denominated in other currencies, primarily, Swiss francs and Euros. A significant amount of COPE's cost of sales (i.e., hardware and software purchases) on the other hand, are denominated in US dollars. Consequently, the Company's cost of doing business is directly affected by any changes in the exchange rate between the US dollar, on the one hand, and the Swiss franc or Euro, on the other hand. The financial position and results of operations of COPE and its foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of COPE and its subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in the cumulative translation adjustment account in stockholders' equity.

  COPE typically enters into forward exchange contracts covering fifty percent (50%) of its hardware and software purchases for its client contracts in order to mitigate the adverse effects of currency exchange fluctuations. However, these actions generally provide only a partial mitigation of the adverse effects of changes in currency rates and there can be no assurance that changes in currency rates in the future will not have a material adverse affect on the Company's business, financial condition and results of operations.

Results of Operations

  Fiscal 1998 Compared to Fiscal 1997

  Net Revenue.  During the year ended December 31, 1998, COPE had net revenue of
  -----------
$29,059,150, which amounts to an increase of 62% over the net revenue of $17,916,171 during the prior year period. The increase in net revenue is due in part to the acquisition of Forum, which was acquired by COPE on June 25, 1998 and has been included in the consolidated operating results of the Company for the periods subsequent to June 25, 1998. Forum had net revenue of $9,040,477 for the period June 25, 1998 through December 31, 1998. Without giving effect to the acquisition of Forum, the Company had a 12% increase in net revenue during the year ended December 31, 1998 over the prior year period.

  Sales of solutions (revenue from resale of hardware and software components along with associated consulting services) increased 53% during the year ended December 31, 1998 over the prior year period reaching $25,411,976 in 1998 as compared to $16,605,175 in 1997. The principal reason for the increase in sales of solutions is the acquisition of Forum. Without giving effect to the acquisition of Forum, the Company had a 3% increase in sales of solutions during the year ended December 31, 1998 over the prior year period.

  Sales of services (revenue from stand-alone consulting services) increased 178% during the year ended December 31, 1998 reaching $3,647,174 as compared to $1,310,996 for the prior year period. Without giving effect to the consolidation of Forum, the Company had a 123% increase in sales of services during the year ended December 31, 1998 over the prior year period. This increase is the result of the Company's decision to emphasize sales of services because of its potential for higher profit margins.

  Cost of Sales.  During the year ended December 31, 1998, cost of sales
  -------------
increased by 58% to $20,281,131 compared to $12,817,738 for the prior period, representing 69.8% and 71.5% of the total revenue, respectively. The cost of sales as a percentage of net revenue (total of "sales solutions" and "sales services") decreased during the year ended December 31, 1998 because sales of services increased as a percentage of net revenue from 7.3% up to 12.6%. Cost of sales consists exclusively of the Company's cost for the hardware acquired for resale as part of its information systems solutions.

     Gross Profit.  The Company's gross profit margin for the year ended
     ------------
December 31, 1998 was 30.2% compared to 28.5% for the prior year period. The increase in gross margin is due to the Company's strategy of emphasizing the sale of higher margin stand alone consulting and integration services.

     Selling, General, Administrative and Consulting Expenses.  The Company's
     --------------------------------------------------------
selling, general, administrative and consulting expenses as a percentage of net revenue increased between the year ended December 31, 1998 (25.0%) and the prior year period (24.2%). This trend is the consequence of the Company's strategy to increase sales of services which required that the Company hire additional service and consulting personnel.

     Fiscal 1997 Compared to Fiscal 1996

     Net Revenue. During the 12 months ended December 31, 1997, COPE had net
     -----------
revenue of $17,916,171, which amounts to an increase of 43% over the net revenue of $12,515,123 during the prior year period as a result of further market share increase. Sales of solutions increased 40% during 1997 reaching $16,605,175 as compared to $11,834,701 during the prior year. This increase is primarily due to a significant increase in market share in Germany and Austria. Net revenue in these markets grew by approximately 83% in 1997 as compared to growth of approximately 40% in 1996. Sales of services increased 92% during the year reaching $1,310,996 as compared to $680,422 in 1996. This increase is due to increased demand for consulting services as a result of greater market share.

     Cost Of Sales.  During fiscal year 1997, cost of sales increased by 45.2%
     -------------
to $12,817,738 compared to $8,829,711 for the prior year, representing 71.5% and 70.6% of the total revenue, respectively. Cost of sales consists exclusively of COPE's cost for the hardware acquired for resale as part of its information systems solutions.

     Gross Profit.  The Company's gross profit margin for fiscal 1997 was 28.5%
     ------------
compared to 29.4% for the prior year. The slight decrease in gross margin is due in part to an increase in hardware costs. A portion of the increase in hardware costs is due to a stronger US dollar during 1997 as compared to the Swiss franc as almost all of the purchases of hardware are US dollar denominated. Gross margins in Switzerland and Austria increased in 1997 over those of 1996. However, Germany has not seen this same trend as consulting services have not reached the same levels obtained in the other countries.

     Selling, General, Administrative and Consulting Expenses.  COPE's selling,
     --------------------------------------------------------
general, administrative and consulting expenses as a percentage of net revenue were substantially unchanged between fiscal 1997 (24.2%) and fiscal 1996 (23.5%).

Liquidity And Financial Condition

     The Company's historical working capital requirements include the financing of all costs involved in the design, implementation and sale of data storage and security systems. The Company generally contracts to deliver such systems, including all hardware and software, on a turn-key basis pursuant to fixed price contracts. Consistent with industry practice, the Company generally is not able to obtain significant up-front or progress payments on its contracts providing for the design, implementation and sale of information systems. Accordingly, the Company is generally required to finance its clients' contracts, including the purchase of the hardware and software components of the systems. The Company's principal sources of working capital are cash from operations and operating lines of credit in the maximum amount of $2,812,083 as of December 31, 1998. The Company has been successful to date in securing extensions on its lines for purposes of financing certain client contracts as needed, however there can be no assurance that the Company will continue to do so in the future.

     As of December 31, 1998, the Company had working capital of approximately $155,663, compared to a working capital position of $860,761 as of December 31, 1997. The principal reasons for the decrease in working capital is the increase in short-term borrowings which were used to accomplish the Forum acquisition and to purchase additional equipment.

     While the Company believes that its available working capital, including presently available credit lines, is adequate for its current working capital requirements, the Company believes that it will require significant additional working capital in order to finance continued growth. However, if its capital requirements vary materially from those currently planned, the Company may require additional financing sooner than anticipated. In such case, additional financing may not be available when needed on terms favorable to the Company or at all.

Year 2000 Issue

     The Year 2000 issue is the result of computer programs, microprocessors, and embedded date reliant systems using two digits rather than four to define the applicable year. If such programs are not corrected, date data concerning the Year 2000 could cause many systems to fail, lock up or generate erroneous results. The Company considers a product to be "Year 2000 compliant" if the product's performance and functionality are unaffected by processing of dates prior to, during and after the Year 2000, but only if all products (for example hardware, software and firmware) used with the product properly exchange accurate date data with it.

     The Company believes that it may be possible that litigation may be brought against vendors, including the Company, of all component products of systems that are unable to properly manage data related to the Year 2000. The Company's agreements with customers and end users typically contain provisions designed to limit the Company's liability for such claims. It is possible, however, that these measures will not provide protection from liability claims, as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. Any such claims, with or without merit, could result in a material adverse effect on the Company's business, financial condition and results of operations, customer satisfaction issues and potential lawsuits.

     The Company is identifying Year 2000 dependencies in its accounting software in Germany and other systems, equipment, and processes and is implementing changes to such systems, updating or replacing such equipment, and modifying such processes to make them Year 2000 compliant. The Company is continuing to assess its internal Year 2000 issues and is in the process of remediation of the critical systems. While management believes the Company's current accounting software systems in the other countries of operations appear to be Year 2000 compliant, the Company intends to upgrade all those systems during fiscal 1999, and will ensure that Year 2000 compliance is a major factor in the selection of the appropriate accounting software package. The Company has also initiated formal communications with many of its significant suppliers and financial institutions to evaluate their Year 2000 compliance plans and state of readiness and to determine whether any Year 2000 issues will impede the ability of such suppliers to continue to provide goods and services to the Company. As a general matter, the Company is vulnerable to any failure by its key suppliers to remedy their own Year 2000 issues, which could delay shipments of essential components, thereby disrupting or halting the Company's manufacturing operations. Further, the Company also relies, both domestically and internationally, upon governmental agencies, utility companies, telecommunication service companies and other service providers outside of the Company's control. There is no assurance that such suppliers, governmental agencies, financial institutions, or other third parties will not suffer business disruption caused by a Year 2000 issue, and there is little practical opportunity for the Company to test or require Year 2000 compliance from many of those large agencies, companies or providers. Such failures could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, the Company is communicating with its large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues.

     The Company anticipates that its internal systems, equipment and processes will be substantially Year 2000 compliant by the end of October 1999. A formal budget has not been established, and the cost to the Company of achieving Year 2000 compliance is evolving; however, it is not currently expected to have a material effect on the Company's financial condition or results of operations. The Company has to date spent approximately $30,000 to upgrade computer software and hardware to insure Year 2000 compliance. The Company anticipates that the cost of Year 2000 compliant software (including the upgraded accounting software noted above) is not likely to exceed $50,000, (excluding the costs of the Year 2000 compliance problems associated with the Company's vendors, customers, financial institutions and government agencies noted above) although the Company believes that a significant amount of the total expenditures relating to the replacement of such computer hardware and software to keep pace with technological advances would be capitalized and depreciated over the useful life of the applicable asset. The Company estimates that Year 2000 compliance charges will be paid from existing Company working capital, and that the total Year 2000 compliance budget is approximately 50% of the Company's total IT expenditures. While the Company currently expects that the Year 2000 issue will not pose significant internal operational problems, delays in the Company's remediation efforts, or a failure to fully identify all Year 2000 dependencies in the systems, equipment or processes of the Company or its vendors, customers or financial institutions could have material adverse consequences, including delays in the manufacture, delivery or sale of products. Therefore, the Company is considering the development of contingency plans along with its remediation efforts for continuing operations in the event such problems arise.

Euro Conversion

     On January 1, 1999, eleven of the fifteen member countries of the European Union ("EU") established fixed conversion rates between their existing sovereign currencies and the Euro, and adopted the Euro as their common legal currency. A significant portion of the Company's transactions will be denominated in Euros. The Company has successfully adapted its information systems and practices to accommodate the Euro in those EU member countries in which it offers its services.

     Euro conversion is expected to generally increase cross-border price transparency among the participating countries and result in a more competitive European market. The Company is uncertain as to the effect, if any, that Euro conversion will have on its ability to sell its products and services in the European market. Euro conversion could potentially impact pricing strategies and demand for the Company's services in the European market, lead to increased competition within the European market for the specific types of services sold by the Company, or impact the Company's relationships with vendors and licensors. There can be no assurance that Euro conversion will not have a material, adverse effect on the Company's business, financial condition and results of operation.

Forward Looking Statements

     This report contains certain forward-looking statements that are based on the Company's beliefs as well as assumptions made by and information currently available to the Company. When used herein, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements are subject to those risks, uncertainties and assumptions, including (i) the Company's lack of any long term agreements with its hardware and software vendors to sell products to the Company; (ii) the risks and uncertainties associated with the policy of growth through acquisitions, including the risks associated with the integration of acquired businesses; (iii) the availability of additional capital as and when required; (iv) the Company's ability to keep up with technological changes; (v) increased competition; and (vi) general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. The Company cautions stockholders of the Company and potential investors not to place undue reliance on any such forward-looking statements, all of which speak only as of the date made.

Item 7.  Financial Statements                                                                           PAGE
                                                                                                        ----
Report of Independent Auditors.............................................................................

Consolidated Balance Sheets as of December 31, 1998 and 1997...............................................

Consolidated Statements of Operations for the years ended December 31, 1998 and 1997.......................

Consolidated Statements of Stockholders' Equity for the years ended December 31, 1998 and 1997.............

Consolidated Statements of Cash Flows for the years ended December 31, 1998 and 1997.......................

Notes to Consolidated Financial Statements.................................................................


                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders of COPE, Inc.

We have audited the accompanying consolidated balance sheets of COPE, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of COPE, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles in the U.S.

                                          ATAG Ernst & Young Ltd.



                               Kevin McCabe              Yves Vontobel
                               Chartered Accountant      Certified Accountant

Zurich, Switzerland

March 26, 1999
except as to Note 18 for which the date is April 19, 1999

COPE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in U.S. Dollars)


                                                               December 31,      December 31,
ASSETS                                                             1998              1997
                                                               ------------      ------------
Current assets
Cash and cash equivalents                                       $1,303,114          $678,936
Trade accounts receivable                                        5,418,777         3,622,485
Inventories (net of provision of $89,445 and $0)                 2,433,790         1,383,191
Other current assets                              Note 5           450,013           318,182
                                                               ------------      ------------

Total current assets                                             9,605,694         6,002,794
                                                               ------------      ------------

Property, plant and equipment, net                Note 6           751,235           570,475
Loans receivable                                                   662,050           394,406
Goodwill (net of amortization of $59,855 and $0)  Note 4           777,714                 0
Intangible assets                                                  249,459           125,631
Deferred income taxes                             Note 11          592,495           309,652
                                                               ------------      ------------
                                                                 3,032,953         1,400,164

                                                               ------------      ------------
TOTAL ASSETS                                                   $12,638,647        $7,402,958
                                                               ============      ============

See notes to the consolidated financials statements

COPE, INC.
CONSOLIDATED BALANCE SHEETS
(Amounts in U.S. Dollars)


LIABILITIES AND                                                December 31,      December 31,
SHAREHOLDERS' EQUITY                                               1998              1997
                                                               ------------      ------------
Liabilities
Current liabilities
Short-term borrowings                           Note 8          $2,385,303          $661,982
Trade accounts payable                                           5,650,422         3,027,118
Amounts due to related parties                                           0            97,984
Customer advances                                                  216,558           704,915
Other current liabilities                       Note 10            802,384           389,639
Current income taxes payable                                       179,012            49,349
Deferred income taxes                           Note 11            216,352           211,046
                                                               ------------      ------------
Total current liabilities                                        9,450,031         5,142,033
                                                               ------------      ------------

Commitments and contingent liabilities          Note 15

Shareholders' equity
Share capital:
 Common stock, $0.001 par value                                      3,153             2,862
 Authorized shares 30,000,000 (2,862,000 in 1997)
 Issued and outstanding shares 3,152,861 (2,862,000 in 1997)
Additional paid in capital                                         506,031           767,785
Accumulated other comprehensive income
  Cumulative translation adjustment                                 31,852          (145,731)
Retained earnings                                                2,647,580         1,636,009
                                                               ------------      ------------

Total shareholders' equity                                       3,188,616         2,260,925
                                                               ------------      ------------

TOTAL LIABILITIES AND                                          ------------      ------------
SHAREHOLDERS' EQUITY                                           $12,638,647        $7,402,958
                                                               ============      ============

See notes to the consolidated financials statements

COPE, INC.
CONSOLIDATED STATEMENTS OF INCOME
FOR THE YEARS DECEMBER 31, 1998  AND 1997
(Amounts in U.S. Dollars, except share amounts)

                                                                   1998              1997
                                                              -------------     -------------
Net Revenue
Sales of solutions                                             $25,411,976       $16,605,175
Sales of services                                                3,647,174         1,310,996
                                                              -------------     -------------
Total revenue                                                  29,059,150        17,916,171
Cost of sales                                                  (20,281,131)      (12,817,738)
                                                              -------------     -------------
Gross profit                                                     8,778,019         5,098,433
                                                              -------------     -------------

Operating expenses

  Selling, general and administrative expenses                  (6,992,971)       (4,205,093)
  Consultancy expenses                                            (292,689)         (131,723)
  Depreciation and amortization                                   (399,940)         (220,363)
                                                              -------------     -------------
Total operating expenses                                        (7,685,600)       (4,557,179)
                                                              -------------     -------------

Operating income                                                 1,092,419           541,254

Other income (expense):
  Interest expense                                                (127,028)          (76,197)
  Interest income                                                   26,698               704
  Other                                                             30,786              (270)
  Foreign exchange gain                                              3,326            38,716
                                                              -------------     -------------
                                                                   (66,218)          (37,047)
                                                              -------------     -------------
Earnings before taxes                                            1,026,201           504,207

Current income taxes                                              (158,141)          (34,076)
Deferred income taxes                                              143,511           162,766
                                                              -------------     -------------
                                                                   (14,630)          128,690
                                                              -------------     -------------
Net income                                                      $1,011,571          $632,897
                                                              =============     =============

Basic earnings per share                                             $0.34             $0.23
Diluted earnings per share                                           $0.34             $0.23

Weighted average shares outstanding                              2,936,589         2,740,833
Dilutive effect of stock options                                    12,120                 0
                                                              -------------     -------------
Diluted average shares outstanding                               2,948,709         2,740,833
                                                              -------------     -------------

See notes to the consolidated financials statements

COPE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS  ENDED DECEMBER 31, 1998 AND 1997
(Amounts in U.S. Dollars)

                                                                   1998             1997
                                                              -------------    --------------
Cash flow provided by operating activities
Net income                                                      $1,011,571          $632,897

Adjustment to reconcile net income to net cash provided by operating activities

  Depreciation                                                     224,375           220,363
  Amortization                                                     175,565                 0
  Deferred income taxes                                           (143,511)         (162,766)
  Gain on disposal of fixed assets                                  (2,284)                0

Effects of changes in operating assets and liabilities
  excluding effects of business acquired
  Accounts receivable                                            1,050,835        (1,530,889)
  Inventories                                                      144,251          (488,492)
  Other current assets                                             160,857          (226,326)
  Accounts payable                                              (2,009,336)          736,413
  Customer advances                                                      0           704,915
  Other current liabilities                                        112,986           404,820
                                                              -------------    --------------

Net cash flow provided by operating activities                     725,309           290,935

Cash flow used in investing activities
  Purchase of property, plant and equipment                       (370,208)         (585,881)
  Loans receivables                                                (38,216)         (394,406)
  Purchase of intangible assets                                          0           (80,138)
  Proceeds from sale of property, plant and equipment                5,249             4,653
  Acquisition of business / net of cash acquired                  (187,322)                0
                                                              -------------    --------------

Net cash flow used in investing activities                        (590,497)       (1,055,772)

Cash flow provided by financing activities
  Issuance of capital stock                                        152,320           694,311
  Increase of short term borrowings                                648,515           502,770
  COPE reorganization                                             (371,112)                0
                                                              -------------    --------------

Net cash flow provided by financing activities                     429,723         1,197,081

Effect of exchange rate changes on cash                             59,643           (15,355)

Net increase of cash and cash equivalents                          624,178           416,889

Cash and cash equivalents at beginning of the period               678,936           262,047
                                                              -------------    --------------

Cash and cash equivalents at end of the period                  $1,303,114          $678,936
                                                              =============    ==============
Supplemental cash flow disclosure
   Interest paid                                                  $127,028           $76,197
   Income taxes paid                                                32,478            22,643


COPE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AS OF DECEMBER 31, 1998 AND 1997
(Amounts in U.S. Dollars)

                                                                                                   Accumulated other      Total
                                                  Number     Share      Additional      Retained     comprehensive    shareholders'
                                                of shares   capital   paid in capital   earnings        income           equity
                                                ---------   -------   ---------------   --------   -----------------   ------------

Balance at January 1, 1997, as restated (1)     2,700,000    2,700         73,636       1,003,112        (74,420)        1,005,028

Net income                                                                                632,897                          632,897
Foreign currency translation adjustments                                                                 (71,311)          (71,311)
                                                                                                                   ---------------
Total other comprehensive income                                                                                           561,586
                                                                                                                   ---------------
Issuance of share capital                         162,000      162        694,149                                          694,311
                                              -----------  -------  -------------  --------------  --------------  ---------------
Balance at December 31, 1997                    2,862,000    2,862        767,785       1,636,009       (145,731)        2,260,925
                                              -----------  -------  -------------  --------------  --------------  ---------------

Net income                                                                              1,011,571                        1,011,571
Foreign currency translation adjustments                                                                 177,583           177,583
                                                                                                                   ---------------
Total other comprehensive income                                                                                         1,189,154
                                                                                                                   ---------------
COPE Reorganization                               270,654      271       (414,054)                                        (413,783)
Issuance of share capital                          20,207       20        152,300                                          152,320
                                              -----------  -------  -------------  --------------  --------------  ---------------
Balance at December 31, 1998                    3,152,861    3,153        506,031       2,647,580          31,852        3,188,616
                                              -----------  -------  -------------  --------------  --------------  ---------------

(1) Share capital and additional paid in capital have been retroactively restated to give effect to the COPE Reorganization (see Note 2 to the consolidated financial statements)

                                  COPE, INC.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 1998 AND 1997


Note 1- Basis of Presentation

The accompanying consolidated financial statements present the consolidated operations of COPE, Inc., a Delaware corporation formerly known as Harrier, Inc., and its wholly-owned subsidiaries (collectively hereinafter referred to as the "Company"). The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles ("U.S. GAAP").

Nature of Operations

COPE Inc. is a Swiss-based provider of data storage consulting, services and solutions. With its main corporate offices located in Rotkreuz, Switzerland, this Delaware corporation also conducts business in Germany and Austria.

Note 2- Reorganization

On September 11, 1998, the shareholders of the Company approved a series of transactions (referred to as the "COPE Reorganization") undertaken pursuant to an Amended and Restated Securities Purchase Agreement and Plan of Reorganization dated July 24, 1998 ("Reorganization Agreement") by and among the Company, COPE Holding AG, a Swiss corporation and the shareholders of COPE Holding AG ("COPE Shareholders"), as described below.

On September 11, 1998, the Company filed a Certificate of Amendment to its Certificate of Incorporation in order to change its name from Harrier, Inc. to COPE, Inc. and to affect a 1 for 58 reverse split of its outstanding common stock. As a result of the reverse split, the shares of common stock of the Company outstanding immediately prior to the COPE Reorganization were reduced to approximately 270,654 shares.

Pursuant to the Reorganization Agreement, on September 25, 1998, the Company issued 2,862,000 shares (post-split) of its common stock in exchange for all of the outstanding capital shares of COPE Holding AG. At the completion of the COPE Reorganization, the Company had approximately 3,132,634 shares (post-split) of its common stock outstanding, approximately 91.4% of which were held by the former COPE shareholders.

Also on September 25, 1998, and immediately prior to the Company's issuance of 2,862,000 shares (post-split) of its common stock in exchange for all of the outstanding capital shares of COPE Holding AG, the Company consummated the transactions under that certain Common Stock Purchase Agreement dated September 11, 1998 between the Company and New Capital Investment Fund, a Cayman Islands Investment Fund ("NCIF"), and that a certain Assignment and Assumption Agreement dated September 11, 1998 between the Company and Glycosyn Pharmaceuticals, Inc., a Delaware corporation ("Glycosyn") (collectively, the "Glycosyn Agreements"). Pursuant to the terms of the Glycosyn Agreements, NCIF purchased from the Company 2,850,000 shares of the common stock of the Company's subsidiary, Glycosyn, in consideration of NCIF's cancellation of all of the indebtedness owed to it by the Company ($610,167 as of March 31, 1998), and (ii) Glycosyn acquired all of the assets and assumed all of the liabilities of the Company as they existed immediately prior to the consummation of the COPE Reorganization on September 25, 1998.

Since the COPE Shareholders owned approximately 91.4% of the outstanding shares of the common stock of the Company after giving effect to the COPE Reorganization, COPE Holding AG was deemed the accounting acquirer and the Company's acquisition of COPE Holding AG has been accounted for as a reverse merger under the purchase method. Accordingly, from an accounting standpoint, COPE's equity is carried forward as the equity of the combined entity. COPE Holding AG is assumed to have acquired the Company and therefore the assets and liabilities of the Company as they existed immediately prior to the consummation of the COPE Reorganization, after giving effect to the consummation of the transactions under the Glycosyn Agreements, have been recorded at fair value as required by the purchase method. This adjustment reflects the elimination of the Company's equity and accumulated deficit.

Prior to the COPE Reorganization, COPE Holding AG had 1,060 shares of capital stock issued and outstanding. As a result of the COPE Reorganization, the COPE Shareholders were issued 2,862,000 shares of the Company's common

                                  COPE, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                          DECEMBER 31, 1998 AND 1997

stock in exchange for all of the outstanding capital shares of COPE Holding AG. In effect, for accounting purposes, the COPE Shareholders received a 2,700 to 1 split of their shares since COPE Holding AG was deemed to be the accounting acquirer. Shareholders' equity and earnings per share amounts have been retroactively restated for the equivalent number of shares received by COPE Holding AG as a result of the COPE Reorganization. Differences between the par value of capital stock of COPE Holding AG outstanding prior to the COPE Reorganization and the par value of the Company's common stock subsequent to completion of the COPE Reorganization have been recorded against paid-in capital.

On October 1, 1998, the Company determined that it would change its fiscal year end from June 30 to December 31, the fiscal year end of COPE Holding AG.



Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of COPE, Inc. and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Significant Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the periods. Actual results could differ from these estimates.

Revenue Recognition
Consulting revenue is recognized at the time of delivery of the service.

Revenue from the sale of hardware and related software is recognized at the time of acceptance by the customer, generally after installation at a customer's site. Revenue from certain customer-installable products is recognized at the time of shipment.

End users of equipment sold by the Company generally contract with the Company for equipment service and software support, which includes normal maintenance and repair or replacement of product components. Revenue from these service and support contracts is recognized ratably over the term of the contract and the cost associated with these activities is expensed as incurred.


Warranty
Product warranty is provided by the original equipment manufacturer. The Company only warrants the services provided. Costs associated with post-installation warranty obligations are estimated and accrued at the time of revenue recognition, if significant.

Customer Advances
Customer advances include advance payments on contracts in progress at year end. These amounts will be recognized as income after acceptance by the customers.

Cash and Cash Equivalents
Cash and cash equivalents include cash deposited in demand deposits at banks and highly liquid investments with original maturities of three months or less.

Inventories
Inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. Inventories consist of finished products held for resale.

                                  COPE, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                          DECEMBER 31, 1998 AND 1997


Property, Plant and Equipment
Property, plant and equipment are carried at cost and are generally depreciated using the straight-line method over the estimated useful lives of the assets. The useful lives utilized for this purpose are:

    Machinery and equipment.............................  3 - 5 years
    Leasehold improvements...........  10 years or shorter lease term

Goodwill
Goodwill represents the cost in excess of net assets acquired on business acquisitions and is amortized on a straight-line basis over seven years. The Company periodically evaluates the realizability of the carrying value of goodwill by assessing current conditions and estimates of future cash flows.

Impairment of Long-lived Assets
The Company reviews long-lived assets and certain identifiable intangibles to be held and used or disposed of for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Where the undiscounted cash flows is less than the carrying amount of the asset, the asset is written down to its net realizable value measured on the basis of discounted expected cash flows.

Intangible Assets
Intangible assets are carried at cost and are generally depreciated using the straight-line method over the estimated useful lives of the assets. The useful lives utilized for this purpose are:

    Licenses............................................  3 - 5 years
    Startup costs for business operations ..............      5 years
    Trademarks..........................................      5 years

Foreign Currencies
The financial statements of each of the Company's subsidiaries are measured in the currency in which that entity primarily conducts its business (the functional currency). The functional currency of all the Company's non-United States subsidiaries is the applicable local currency.

Assets and liabilities denominated in foreign functional currencies are translated into United States dollars ("USD" or "$") at the exchange rate as of the balance sheet date. Income statement accounts denominated in foreign functional currencies are translated using the average exchange rate for the period. Translation adjustments resulting from this process are recorded as a component of other comprehensive income and are accumulated in a separate component of shareholders' equity.

Foreign currency transaction gains and losses resulting from the settlement of amounts receivable or payable denominated in a currency other than the functional currency are credited or charged to income.

A certain amount of the Company's purchases are settled in USD and the Company enters into forward exchange contracts for the purchase of USD. Since there are no firm purchase commitments, such exchange contracts do not qualify as a hedge under FAS 52 and, accordingly, the gains or losses are included in the income statement in the period in which the exchange rates change occurred.

Income Taxes
The Company accounts for certain income and expense items differently for financial reporting purposes than for tax purposes. Provisions for deferred taxes are made in recognition of such temporary differences, following the requirements of Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes".


Other Comprehensive Income
In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" which requires presentation of comprehensive income and its components in the financial statements. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statements of

                                  COPE, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                          DECEMBER 31, 1998 AND 1997

Shareholders' Equity. The adoption of SFAS No. 130 had no impact on net income or total shareholders' equity. Prior year financial statements have been reclassified to conform to the SFAS No. 130 requirements.

Earnings per Share

In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average shares outstanding. The computation of diluted earnings per share is similar to basic earnings per share except that it assumes that the weighted average shares outstanding is increased by shares issuable upon exercise of those stock options for which market price exceeds exercise price. Weighted average shares have been retroactively restated for the equivalent number of shares received by COPE Holding AG as a result of the COPE Reorganization (See Note 2).

Derivatives and Hedging Activities

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, which is required to be adopted in years beginning after June 15, 1999. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

Reclassifications

Certain prior year amounts have been reclassified in order to conform to the current year presentation.


Note 4 - Business Acquisition

On June 25, 1998, COPE Holding AG acquired all of the capital shares of Forum GmbH ("Forum"), a German data storage company, for $962,977. The acquisition of Forum has been accounted for by the purchase method of accounting. Accordingly, the operating results of Forum have been included in the consolidated operating results from the date of acquisition. The excess of the purchase price over the fair value of net assets acquired was $837,569 and has been recorded as goodwill, which is being amortized on a straight line basis over seven years. The acquisition was financed through available cash on hand and short term borrowings.

The following unaudited pro forma information presents a summary of the consolidated results of operations of the Company as if the acquisition had taken place on January 1, 1997.

                                                  Year ended December 31,
                                               ---------------------------------
                                                    1998                1997
                                               -------------       -------------
Revenues                                       $  36,744,704       $  28,321,655
Net income                                         1,023,002             422,595
Basic earnings per share                                0.35                0.15
Diluted earnings per share                              0.35                0.15

These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments such as additional amortization expense as a result of goodwill. They do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on January 1, 1997, or which may result in the future.

                                  COPE, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                          DECEMBER 31, 1998 AND 1997

Note 5 - Other Current Assets

   Other current assets consist of the following:

                                                                                                       December 31,
                                                                                         -----------------------------------
                                                                                                1998                 1997
                                                                                         ---------------       -------------
Deferred costs                                                                          $              0       $     138,821
Prepaid expenses                                                                                 358,170             108,398
Value Added Taxes                                                                                 37,977              43,485
Other                                                                                             53,866              27,478
                                                                                        ----------------       -------------
Total other current assets                                                              $        450,013       $     318,182
                                                                                         ===============       =============


Note 6 - Property, Plant and Equipment

Property, plant and equipment consist of the following:
                                                                                                       December 31,
                                                                                          ------------------------------------
                                                                                                 1998                  1997
                                                                                          --------------        --------------
Leasehold improvements                                                                  $        210,529        $       35,347
Machinery and equipment                                                                        1,402,887             1,138,946
Accumulated depreciation                                                                        (862,181)             (603,818)
                                                                                        ----------------        --------------
Total property, plant and equipment, net                                                $        751,235        $      570,475
                                                                                          ==============        ==============


Note 7 - Loans Receivable

Loans receivable bear interest at market rates ranging from 5.0 to 6.5 %. Approximately $ 26,000 and $ 39,000 of the balance is due from employees as of December 31, 1998 and 1997, respectively.


Note 8 - Short-term Borrowings

As of December 31, 1998, the Company had established short-term overdraft facilities under which the Company and its subsidiaries could borrow up to $2,812,083. Amounts drawn down under these facilities are due on demand and collateralized by accounts receivable of the Company and life insurance policies on the major shareholders, Mr. A. Knapp and Mr. S. Isenschmid, for $342,700 each.

Amounts outstanding at December 31, 1998 and 1997 total $2,385,303 and $661,982 respectively. As of December 31, 1998, the Company had approximately $426,780 available under these facilities. The weighted average interest rate on amounts outstanding was 5.0 and 7.0 % at December 31, 1998 and 1997, respectively. Interest paid for the years ending December 31, 1998 and 1997, amounted to $127,028 and $76,197, respectively.


Note 9 - Pension plans

Substantially all of the Company's employees are covered by government pension plans administered by the respective countries' governmental authorities. The employees' contributions are based on a percentage of gross salary. The Company generally contributes an amount equal to that contributed by the employees. The cost of

                                  COPE, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                          DECEMBER 31, 1998 AND 1997

these plans, charged to operations, for the years ended December 31, 1998 and 1997 was $ 446,528 and $ 226,904, respectively. The Company provides no additional pension or post-retirement benefits.

Note 10 - Other Current Liabilities

   Other current liabilities consist of the following:

                                                                                                   December  31,
                                                                                          ----------------------------------
                                                                                                1998                1997
                                                                                         --------------      --------------
Value Added Taxes                                                                         $      363,297      $       87,691
Legal, professional and other  fees                                                               61,140              67,190
Personnel and social security expenses                                                           314,138             176,170
Other                                                                                             63,809              58,588
                                                                                          --------------      --------------
                                                                                          $      802,384      $      389,639
                                                                                          ==============      ==============

                                  COPE, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                          DECEMBER 31, 1998 AND 1997

Note 11 - Income Taxes

Pretax income for the years ended December 31, 1998 and 1997 was taxed in the following jurisdictions:


                                                                                                 Years ended December 31,
                                                                                         ----------------------------------------
                                                                                                1998                1997
                                                                                         ---------------       ------------------
Switzerland                                                                              $     1,242,682       $        994,782
Other                                                                                           (216,481)              (490,575)
                                                                                         ---------------       ------------------
                                                                                         $     1,026,201       $        504,207
                                                                                         ===============       ==================


Components of the provision for income taxes are as follows:

                                                                                                   Years ended December 31,
                                                                                         ----------------------------------------
                                                                                                1998                1997
                                                                                         -------------         ------------------
Current:
   Switzerland                                                                           $       154,113       $         34,688
   Other                                                                                           4,028                   (612)
                                                                                         ---------------       ------------------
Total current                                                                                    158,141                 34,076
                                                                                         ---------------       ------------------

Deferred:
   Switzerland                                                                                    (6,973)                39,074
   Other                                                                                        (136,538)              (201,840)
                                                                                         ---------------       ------------------
Total deferred                                                                                  (143,511)              (162,766)
                                                                                         ---------------       ------------------
                                                                                         $        14,630       $       (128,690)
                                                                                         ===============       ==================



The Company has net deferred tax assets (liabilities) as of December 31, 1998 and 1997 as follows:


                                                                                                          December 31,
                                                                                         ----------------------------------------
                                                                                                1998                     1997
                                                                                         ----------------------------------------
Non-current deferred tax assets:
   Net operating losses                                                                  $       592,495       $        309,652
                                                                                         ---------------       ----------------
                                                                                                 592,495                309,652
                                                                                         ---------------       ----------------
Deferred tax liabilities:
   Inventories                                                                                  (100,265)               (94,629)
   Trade accounts receivable                                                                     (23,529)               (22,207)
   Deductible provisions eliminated on consolidation                                             (69,029)               (65,150)
   Warranty accrual                                                                              (23,529)               (18,814)
   Other                                                                                               0                (10,246)
                                                                                         ---------------       ----------------
                                                                                                (216,352)              (211,046)
                                                                                         ---------------       ----------------
Net deferred tax assets                                                                  $       376,143       $         98,606
                                                                                         ===============       ================

Management believes it is  more likely than not  that all deferred tax assets are realizable.


                                  COPE, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                          DECEMBER 31, 1998 AND 1997


A reconciliation of income taxes determined using the applicable rate to actual income taxes provided, is as follows:

                                                                                                     Years ended December 31,
                                                                                             ------------------------------------
                                                                                                    1998                  1997
                                                                                             ---------------       --------------
Income tax expense at the applicable rate                                                    $        57,391       $      (26,374)
of 5.59% (-5.23% in 1997)
Tax rate change on opening deferred taxes                                                            (18,021)             (65,400)
Release of overprovision in prior year                                                                     0              (13,833)
Permanent differences                                                                                (34,684)             (25,091)
Losses with no tax benefit                                                                             9,326                    0
Other                                                                                                    618                2,008
                                                                                             ---------------       --------------
                                                                                             $        14,630       $     (128,690)
                                                                                             ===============       ==============

The applicable tax rate is obtained by aggregating the separate reconciliations prepared using the domestic rate in each individual jurisdiction in which the Company operates. The negative applicable rate obtained in 1997 results from losses incurred in jurisdictions with high domestic tax rates. In 1998, fewer net losses were incurred in such jurisdictions.

At December 31, 1998, the Company had German and Austrian net loss carryforwards for tax purposes of approximately $ 955,441 and $ 237,160 respectively. Under applicable German and Austrian tax laws, the net operating losses can be carried forward for an indefinite period of time.

                                  COPE, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                          DECEMBER 31, 1998 AND 1997

Note 12 - Stock Options and Stock Purchase Warrants

During 1998, the Company adopted the 1998 Stock Option Plan ("1998 Plan") provides for the granting of either incentive stock options or non-qualified stock options to employees, officers, directors, consultants and independent contractors of the Company. Under the 1998 Plan, the Company is authorized to grant a maximum of 400,000 stock options for terms of up to ten years (five years in the case of incentive stock options granted to greater than 10% stockholders). Options are subject to forfeiture upon termination of employment or other relationship with the Company and the 1998 Plan terminates in August 2008. During 1998, options to purchase 167,500 shares of the Company's common stock were issued to employees and non-employee directors of the Company, all of which remain outstanding as of December 31, 1998.

Summary information about the Company's stock options outstanding as of December 31, 1998:


                                                     Weighted
                                                     Average            Weighted                             Weighted
Range of exercise prices          Options         Remaining Life        Average            Options            Average
                                Outstanding          in Years        Exercise Price      Exercisable      Exercise Price
-------------------------------------------------------------------------------------------------------------------------
$8.40 - $8.50                        59,500              1.44             $ 8.40                  -                 -
$13.00 - $15.00                     108,000              5.01              13.46                  -                 -
-------------------------------------------------------------------------------------------------------------------------
$8.40 - $15.00                      167,500              3.74             $11.66                  -                 -
-------------------------------------------------------------------------------------------------------------------------


The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock options. All options outstanding were granted at prices which were above market price as of the date of grant and, accordingly, no compensation expense has been recognized. Had compensation expense for the Company's stock-based compensation plans been determined consistent with SFAS 123 "Accounting for Stock-Based Compensation", the impact on the Company's net earnings and earnings per share would have been as follows:

                                                                                                               Years ended
                                                                                                              December 31,
                                                                                                                  1998
                                                                                                          ------------------
Net income as reported                                                                                    $        1,011,571
Pro forma net income                                                                                                 948,934
Basic earnings per share:
   As reported                                                                                            $             0.34
   Pro forma                                                                                                            0.32
Diluted earnings per share:
   As reported                                                                                            $             0.34
   Pro forma                                                                                                            0.32

The pro forma results reflect amortization of the fair value of stock options over the vesting period. The weighted average fair value of options granted in 1998 was $5.44. The fair value of each option grant was estimated on the date of grant using a Black-Scholes option pricing model, assuming a dividend yield of 0% for all years, a weighted average risk free interest rate of 4.7% and a volatility factor of 60% to 75%.

Additionally, as of December 31, 1998, there were 29,793 stock purchase warrants outstanding which were exercisable at $7.54 per share. The warrants expire from April 1 to October 14, 2000.

                                  COPE, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                          DECEMBER 31, 1998 AND 1997

Note 13 - Related Party Transactions

Adrian Knapp, Chairman of the Board of Directors, has been an employee of the Company since July 1, 1997. For the year ended December 31, 1998 and the six months from July to December 31, 1997, he earned a salary of $ 108,787 and $53,461, respectively. Prior to July 1, 1997, his services were charged to the Company by Adrian Knapp Consulting, a sole proprietorship owned by Mr. Knapp. Mr. Knapp is a major shareholder, holding approximately 41.1% of the issued share capital.

Mr. Isenschmid, Chief Executive Officer of the Company, has been an employee of the Company since July 1, 1997. For the year ended December 31, 1998 and the six months from July to December 31 1997, he earned a salary of $ 135,983 and $53,461, respectively. Prior to July 1, 1997, his services were charged to the Company by STI Marketing- und Organisationsberatung, a sole proprietorship owned by Mr. Isenschmid. Mr. Isenschmid is a major shareholder, holding approximately 41.1% of the issued share capital.

As of December 31, 1998 and 1997, the financial statements included the following balances due from (to) related parties:

                                                                                       December 31,
                                                                              ---------------------------
                                                                                    1998         1997
                                                                              ------------   ------------
A. Knapp                                                                      $         0    $  (118,874)
S. Isenschmid                                                                           0         20,890
                                                                              -----------    -----------
Net amount due to related parties                                             $         0    $   (97,984)
                                                                              ===========    ===========


Note 14 - Leases

The Company has operating leases primarily for office space and equipment which expire at various dates through the year 2002 with, in some instances, renewal privileges. Certain leases provide for escalation of the rentals based on the increase in the consumer price index and base mortgage rates. Operating lease costs are charged to income as incurred.

The minimum annual rental commitments under long-term non-cancelable operating leases as of December 31, 1998, were as follows:

                                                                                         1998
                                                                                     ------------
          1999                                                                       $  188,648
          2000                                                                          159,038
          2001                                                                          144,983
          2002                                                                           86,202
                                                                                     ----------
          Total future minimum lease payments                                        $  578,871
                                                                                     ==========

Total rent expense for operating leases was approximately $168,970 and $120,484 for the years ended December 31, 1998 and 1997, respectively.

Note 15 - Commitments and Contingent Liabilities

Management is not aware of any matters that could give rise to any liability to the Company that would have a material adverse effect on the Company's business, financial condition or results of operations.

                                  COPE, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                          DECEMBER 31, 1998 AND 1997

Note 16 - Segment and Geographic Data

In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which superceded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise". SFAS No. 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not effect results of operations or financial position, but did effect the disclosure of segment information.

Management, via country managing directors, controls operations on a geographic basis with subsidiaries located in Switzerland, Germany and Austria and uses earnings before interest and taxes as its measure of segment profit or loss. Each geographic area's operations comprise the following products and services:
(1) Solutions which consist of the design, implementation and management of storage and security solutions including the sale of related software and hardware; and (2) Services which consist of consulting, training and integration services including operations and maintenance support. The enterprise-wide disclosures regarding products and services are contained in the income statement.

Information concerning the Company's reportable segments is summarized as follows by location of operations (Intercompany sales are generally at purchase cost):

                                                                                Years ended December 31,
                                                                                 1998                1997
Total revenue:
          Switzerland                                                     $   15,391,521      $   12,133,274
          Germany                                                             11,997,975           4,759,643
          Austria                                                              1,768,674           1,182,198
          Other                                                                        0             692,076
                                                                          --------------      --------------
                                                                              29,158,170          18,767,191
                                                                          --------------      --------------

Sales between geographic areas:
          Switzerland                                                            (37,743)           (182,757)
          Germany                                                                (31,974)            (76,220)
          Austria                                                                (29,303)            (49,789)
          Other                                                                        0            (542,254)
                                                                          --------------      --------------
                                                                                 (99,020)           (851,020)
                                                                          --------------      --------------
Total revenue from external customers:
          Switzerland                                                         15,353,778          11,950,517
          Germany                                                             11,966,001           4,683,423
          Austria                                                              1,739,371           1,132,409
          Other                                                                        0             149,822
                                                                          --------------      --------------
                                                                          $   29,059,150      $   17,916,171
                                                                          ==============      ==============

Depreciation and amortization
          Switzerland                                                     $      289,685      $      182,937
          Germany                                                                 91,124              31,579
          Austria                                                                 19,131               5,847
          Other                                                                        0                   0
                                                                          --------------      --------------
                                                                          $      399,940      $      220,363
                                                                          ==============      ==============

                                  COPE, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                          DECEMBER 31, 1998 AND 1997

                                                                                     Years ended December 31,
                                                                                  1998                      1997
Earnings before interest and taxes
          Switzerland                                                      $    1,290,792            $    1,036,864
          Germany                                                                (184,280)                 (346,364)
          Austria                                                                  47,447                  (117,797)
          Other                                                                   (27,428)                    6,997
                                                                           --------------            --------------
                                                                           $    1,126,531            $      579,700
                                                                           ==============            ==============

Total Assets:
          Switzerland                                                      $    5,681,247            $    5,493,536
          Germany                                                               5,722,295                 1,544,735
          Austria                                                               1,125,184                   364,687
          Other                                                                   109,921                         0
                                                                           --------------            --------------
                                                                           $   12,638,647            $    7,402,958
                                                                           ==============            ==============

Note 17 - Financial Instruments

Fair Value

The carrying value of financial instruments such as cash and cash equivalents, accounts receivable, accounts payable approximate their fair value due to the short-term maturities of these instruments.

                                  COPE, INC.
         NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS - (Continued)
                          DECEMBER 31, 1998 AND 1997

Concentration of Credit Risks
Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company's cash is principally denominated in Swiss Francs and is maintained principally with one financial institution in Switzerland. The Company provides credit in its normal course of business to a wide variety of customers and, generally, requires no collateral from its customers. The allowance for non-collection of accounts receivable ($ 0 in both, 1998 and 1997) is based upon management's expectations of collectibility. In the years ended December 31, 1998 and 1997, sales to the five biggest customers of the Company amounted to 36% and 29% of consolidated net sales, respectively. Sales to one customer accounted for 14% and 11% of consolidated sales in the years ended December 31, 1998 and 1997 . The Company performs ongoing credit evaluations of its customers.

The Company enters into forward exchange contracts for significant U.S. Dollar purchase transactions. At December 31, 1998, no such contracts were open. At December 31, 1997, seven forward exchange contracts were open with settlement dates from January to June 1998.

Note 18 - Subsequent Event

On April 19, 1999, COPE acquired Hicomp Software Systems GmbH ("Hicomp"), a German software company, in a stock transaction accounted for as a pooling-of-interest. COPE issued 420,000 new shares in exchange for all outstanding Hicomp shares. Hicomp, headquartered in Hamburg, Germany, develops back-up and retrieval software products. Its leading products, Hiback and Hibars, are multi-platform back-up solutions recognized for performance and flexibility.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

           None.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

    The executive officers and directors of COPE, Inc., the positions held by them and their ages as of April 20, 1999 are as follows:

                    Name                              Age                                 Position
---------------------------------------------      -----------      -----------------------------------------------------
Adrian Knapp                                           36              Chairman of the Board and Executive Vice President
Stephan Isenschmid                                     37              President, Chief Executive Officer and Director
Markus Bernhard                                        35              Chief Financial Officer
Peter Koch                                             73              Director
Markus Stalder                                         46              Director
Kevin DeVito                                           38              Director

     Mr. Knapp has served as Chairman of the Board and Executive Vice President of COPE, Inc. since September 25, 1998. Mr. Knapp co-founded COPE Holding AG in 1991 and has served as Chairman of the Board of that company since its inception.

     Mr. Isenschmid has served as President, Chief Executive Officer and a director of COPE, Inc. since September 25, 1998. Mr. Isenschmid co-founded COPE Holding AG in 1991 and has served as President, Chief Executive Officer and a director of that company since its inception.

     Mr. Bernhard has served as Chief Financial Officer of COPE, Inc. since September 25,1998. Mr. Bernhard has also served as Chief Financial Officer of COPE Holding AG since September 1997. From 1991 to September 1997, Mr. Bernhard was employed as a Swiss certified accountant at Revisuisse Price Waterhouse.

     Mr. Koch has served as a director of COPE, Inc. since September 25, 1998. Mr. Koch has served as General Manager of acp GmbH, a German-based distributor of computer products and peripherals since 1991.

     Mr. Stalder has served as a director of COPE, Inc. since September 25,1998. Mr. Stalder has been a partner in the law firm, Stalder & Murer, located in Sihlbrugg, Switzerland, since 1991. Stalder & Murer has acted as general counsel to COPE Holding AG since 1991.


     Mr. DeVito has served as a director of COPE, Inc. since June 1992. From 1992 to September 25, 1998, Mr. DeVito served as Chief Executive Officer and President of COPE, Inc., which during that period was known as Harrier, Inc. Since 1996, Mr. DeVito has served as a principal of New Capital AG, a Zurich based financial and management consulting firm.

     Each director holds office until his successor is elected and qualified or until his earlier resignation in the manner provided in the Bylaws of the Company. The Board of Directors has established an Audit Committee consisting of Markus Stalder, Adrian Knapp and Kevin DeVito, with Mr. Stalder as Chairman.
The Audit Committee reviews the Company's independent auditors, the scope and timing of their audit services and other services they are asked to perform, their report on the Company's financial statements following completion of the their audit, and the Company's policies and procedures with respect to internal accounting and financial controls. In addition, the Audit Committee makes annual recommendations to the Board of Directors for the appointment of independent auditors for the ensuing year. The Board of Directors has also established a Compensation Committee consisting of Kevin DeVito, Markus Stalder and Adrian Knapp, with Mr. DeVito as

Chairman. The Compensation Committee reviews and recommends to the Board of Directors the compensation and benefits of all officers of the Company and reviews general policy matters relating to compensation benefits of employees of the Company.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the officers and directors of the Company and those persons who beneficially own more than 10% of the outstanding shares of common stock of the Company to file reports of securities ownership and changes in such ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the SEC to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely upon a review of the copies of such forms furnished to the Company, or written representations that no Form 5 filings were required, the Company believes that during 1998 all Section 16(a) filing requirements applicable to the officers, directors and greater than 10% beneficial owners of the Company were complied with.

Item 10.  Executive Compensation And Other Information.



  Cash Compensation of Executive Officers

     The following table sets forth the cash compensation paid to the executive officers of the Company for services rendered during the fiscal years ended December 31, 1998, 1997 and 1996.


                                    Annual Compensation                        Long-Term  Compensation
                          -------------------------------------------   --------------------------------------
                                                                                               Common Shares
                                                              Other     Restricted Stock     Underlying Options
                                                             Annual          Awards                Granted             All Other
Name and Position         Year      Salary      Bonus     Compensation        ($)                (# Shares)         Compensation(1)
-----------------       -------    --------    ------    -------------  ----------------     -------------------    ----------------

Stephan Isenschmid,       1998      139,000       -0-         -0-               -0-               56,000               12,000
 CEO                      1997          -0-       -0-         -0-               -0-                  -0-                  -0-
                          1996          -0-       -0-         -0-               -0-                  -0-                  -0-
Adrian Knapp, Vice        1998      108,000                                                       56,000               12,000
 President                1997          -0-       -0-         -0-               -0-                  -0-                  -0-
                          1996          -0-       -0-         -0-               -0-                  -0-                  -0-

___________________
(1) Represents a car allowance of $1,000 per month.

                                               Option/SAR Grants in Last Fiscal Year
                                                         Individual Grants
-----------------------------------------------------------------------------------------------------------------------------------

                                  Number of Securities        % of Total Options/SARs
                                 Underlying Options/SARs      Granted to Employees in      Exercise or Base
          Name                         Granted (#)              Fiscal Year 1998              Price ($/Sh)    Expiration Date
-------------------             ------------------------      -----------------------      ---------------    ---------------
Stephan Isenschmid,                      3,000  (11)                   1.8%                       8.40              4/30/99
CEO,  and Adrian                         4,000  (2)                    2.4%                       8.40              3/31/00
Knapp, Chairman                          1,000  (3)                     (4)                       8.40              3/31/01
and Vice President(1)                    1,000  (5)                     (4)                       8.40              3/31/05
                                         3,000  (6)                    1.8%                      13.00             12/31/00
                                         7,000  (7)                    4.2%                      13.00             12/31/01
                                         6,000  (8)                    3.6%                      13.00             12/31/03
                                         8,000  (9)                    4.8%                      13.00             12/31/05
                                         4,000  (10)                   2.4%                      13.00             12/31/08
                                         1,000  (11)                    (4)                      13.00             12/31/99
                                         1,000  (6)                     (4)                      13.00             12/31/00
                                         1,000  (7)                     (4)                      13.00             12/31/01
                                         2,000  (8)                    1.2%                      13.00             12/31/03
                                         5,000  (9)                    3.6%                      13.00             12/31/05
                                         1,000  (11)                    (4)                      15.00             12/31/99
                                         1,000  (6)                     (4)                      15.00             12/31/00
                                         2,000  (7)                    1.2%                      15.00             12/31/01
                                         5,000  (8)                    3.6%                      15.00             12/31/03
____________________

(1) Mr. Isenschmid and Mr. Knapp each received options in the amounts and on the terms and conditions as set forth in table presented.
(2)  Options vest and first become exercisable on March 1, 2000.
(3)  Options vest and first become exercisable on March 1, 2001.
(4)  Less than one percent.
(5)  Options vest and first become exercisable on March 1, 2005.
(6)  Options vest and first become exercisable on March 1, 2000.
(7)  Options vest and first become exercisable on March 1, 2001.
(8)  Options vest and first become exercisable on March 1, 2003.
(9)  Options vest and first become exercisable on March 1, 2005.
(10) Options vest and first become exercisable on March 1, 2008.
(11) Options vest and first become exercisable on March 1, 1999.

   Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

                                                                    Number of Securities Underlying        Value of Unexercised
                                                                      Unexercised Options/SARs at      In-the-Money Options/SARs at
                                      Shares                                   FY-End (#)                       FY-End ($)
                                    Acquired on     Value Realized
                Name               Exercise (#)          ($)           Exercisable/ Unexercisable       Exercisable/ Unexercisable
-------------------------------   -------------     --------------    ---------------------------       ----------------------------
Stephan Isenschmid, CEO                -0-               -0-                     0/56,000                         $0/$338,120
Adrian Knapp, Chairman and Vice        -0-               -0-                     0/56,000                         $0/$338,120
 President


     Compensation of Directors

     All directors receive reimbursement for out-of-pocket expenses incurred in attending board of directors meetings. From time to time, the Company may engage certain members of the board of directors to perform services on its behalf. In such cases, the Company compensates the members for their services at rates no more favorable than could be obtained from unaffiliated parties.

     Indemnification of Directors

     As permitted by Section 145 of the Delaware General Corporation Law, the Company's Certificate of Incorporation includes a provision that eliminates the personal liability of its directors for monetary damages for breach or alleged breach of their fiduciary duty as directors. In addition, as permitted by
Section 145 of the Delaware General Corporation Law, the Company's Bylaws provide that it may, in its discretion: (i) indemnify its directors, officers, employees and agents and persons serving in such capacities in other business enterprises (including, for example, its subsidiaries) at its request, to the fullest extent permitted by Delaware law; and (ii) advance expenses, as incurred, to its directors and officers in connection with defending a proceeding.

     The Company's policy is to enter into indemnification agreements with each of its directors and officers that provide the maximum indemnity allowed to directors and officers by Section 145 of the Delaware General Corporation Law and the Bylaws as well as certain additional procedural protections.

     The indemnification provisions in the Bylaws and the indemnification agreements COPE enters into with its directors and officers may be sufficiently broad to permit indemnification of its directors and officers for liabilities arising under the 1933 Act. However, COPE is aware that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the 1933 Act and is therefore unenforceable.

Item 11. Security Ownership of Certain Beneficial Owners and Management

    The following table sets forth certain information regarding the beneficial ownership of the shares of common stock as of April 20, 1999 by (1) each person known by the Company to be the beneficial owner of more than five percent (5%) of the common stock, (2) each of the Company's directors and executive officers and (3) all directors and executive officers as a group.

                 Name and Address                                      Number                               Percent
---------------------------------------------------    ---------------------------------       ------------------------------
Adrian Knapp(1)(2)                                                   1,301,000(2)                              36.4%

Stephan Isenschmid(1)(2)                                             1,301,000(2)                              36.4%

Markus Bernhard(1)(3)                                                    6,500(3)                                (4)

Markus Stalder (1)(5)                                                     --                                     --

Peter Koch (1)(5)                                                       16,000                                   (4)

Kevin DeVito(6)(7)                                                         870                                   (4)

Uwe Hinrichs(8)(9)                                                     420,000                                 11.8%

All officers and directors as a group                                2,625,370                                 73.1%

____________________
(1) Address is Grundstrasse 14, 6343 Rotkreuz, Switzerland.

(2) Includes 5,000 shares of common stock underlying presently exercisable options. Does not include 51,000 shares of common stock underlying options that are subject to vesting.

(3) Represents 6,500 shares of common stock underlying presently exercisable options. Does not include 12,000 shares of common stock underlying options that are subject to vesting.

(4) Less than one percent.

(5) Does not include 1,000 shares of common stock underlying options that are subject to vesting.

(6) Address is 2200 Pacific Coast Highway, Suite 301, Hermosa Beach, California 90254.

(7) Does not include 3,000 shares of common stock underlying options that are subject to vesting.

(8) Address is Gruendgenstrasse 16D-22309 Hamburg, Germany.

(9) Does not include 60,000 shares of common stock underlying options subject to vesting.

Item 12.  Certain Relationships and Related Transactions

     Markus Stalder, a member of the Company's board of directors, is also a member of the law firm of Stalder & Murer, general counsel to the COPE Holding AG since 1991. In 1998 and 1997, COPE Holding AG paid legal fees to Stalder & Murer in the amount of approximately $50,000 and $30,000, respectively.

     In September 1998, the Company completed a series of transactions (referred to herein as the "COPE Reorganization") by which the Company discontinued all operations and divested itself of all of its assets and substantially all of its liabilities and, at the same time, acquired all of the outstanding capital shares of COPE Holding AG. As part of the COPE Reorganization, the Company issued to Adrian Knapp and Stephan Isenschmid 1,296,000 shares each of common stock of the Company in exchange for their shares of COPE Holding AG.

     As of September 25, 1998, the Company was indebted to New Capital Investment Fund ("NCIF") in the principal amount of $590,000 plus interest thereon, from June 30, 1996, at the rate of 12% per annum. NCIF is an investment fund controlled by Mr. Jurg Kehrli and Mr. Kevin DeVito, the Chairman of the Board and Chief Executive Officer of the Company, respectively, immediately prior to the COPE Reorganization. In connection with the COPE Reorganization, the Company sold to NCIF a controlling interest in its former subsidiary, Glycosyn Pharmaceuticals, Inc., in consideration of NCIF's cancellation of all of the indebtedness and certain indemnification agreements described below. The Company's sale of the controlling interest in Glycosyn was subject to the approval of the Company's shareholders and the Company's receipt of an opinion from an independent business appraiser that the terms of the transaction were fair to the Company's shareholders.

     In connection with the COPE Reorganization, the Company received from NCIF and New Capital AG, an agreement to indemnify the Company against any claims outstanding as of the close of the COPE Reorganization. Kevin DeVito and Jurg Kehrli are directors of both NCIF and New Capital AG. Mr. Jurg Kehrli and Mr. Kevin DeVito served as the Chairman of the Board and Chief Executive Officer of the Company, respectively, immediately prior to the COPE Reorganization. Mr. DeVito is currently a member of the board of directors of the Company.

Item 13.  Exhibits and Reports on Form 8-K.

(a)  Index to Exhibits


     2.1 Amended and Restated Securities Purchase Agreement and Plan of Reorganization dated July 24, 1998 between the Registrant and COPE Holding AG (14)

     2.2 Common Stock Purchase Agreement dated September 11, 1998 between the Registrant and New Capital Investment Fund (15)

     3.1            Articles of Incorporation (1)

     3.2 Certificate of Amendment dated September 11, 1998 to Certificate of Incorporation (15)

     3.3 Certificate of Correction dated September 15, 1998 to Certificate of Amendment of Certificate of Incorporation
                    (15)

     3(ii)          Bylaws (1)

     10.1           Agreement with Licensia Export Trading Co. dated December
                    12, 1986 (2)

     10.2           Agreement with Erich Klemke dated June 6, 1988 (3)

     10.3 Amendment to agreement with European Investment and Equity Trading dated March 30, 1989 (5)

     10.4           Distribution agreement with Mobal AG, dated January 17,
                    1989 (4)

     10.5           1989 Stock Option and Stock Award Plan (1)

     10.6 Warrant Agreement dated as of November 13, 1989 among the Registrant, ASFAG AG and Martin S. Wohnlich (5)

     10.7           Agreement dated November 10, 1989 between Tibech AG and
                    Bioptron AG (5)

     10.8           Agreement dated February 7, 1990 between Tibech AG and
                    Bioptron AG (5)

     10.9 Sales Agreement for HDC AG stock between Dr. Carl Odermatt and the Registrant (5)

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

     10.12          Univ. of Michigan Agreement dated March 18, 1992. (10)

     10.13 Sale of Assets Agreement by and between the Registrant and a German Investor (8)

     10.14 Agreement to Dissolve Joint Research and Development Project by and between the Registrant and Tecno-Bio CO., Ltd. (9)

     10.15 Purchase and License Agreement of HDC AG by and between the Registrant and Tecno-Bio CO., Ltd. T (9)

     10.16          American Diagnostica Inc. R&D Joint Venture Agreement (11)

     10.17          Loan Agreement between New Capital Investment Fund and
                    Registrant (12)

     10.18          Asset Transfer and Plan of Liquidation and
                    Dissolution dated June 30, 1997 between the Registrant, Naturade, Inc. and DermaRay, LLC (13)

     10.19 Amended and Restated Securities Purchase Agreement and Plan of Reorganization dated July 24, 1998 between Registrant and COPE Holding AG. (14)

     10.20 Agreement dated October 30, 1997 between Registrant and New Concept Therapeutics, Inc. (13)

     10.21 Agreement dated September 25, 1998 between Registrant, COPE Holding AG, and New Capital Investment Fund

     10.22 Common Stock Purchase Agreement dated September 11, 1998 between Registrant and New Capital Investment Fund

     10.23 Assumption and Assignment Agreement dated September 11, 1998 between Registrant and Glycosyn Pharmaceuticals, Inc.

     10.24          Indemnification Agreement dated September 28, 1998 by New
                    Capital AG

     10.25 Sale and Transfer of Business Shares (Forum GmbH) dated July 25, 1998 between COPE GmbH and Peter Doelling (English translation of original German text)

     10.26 Sale and Transfer of Business Shares (Hicomp Software Systems GmbH) dated December 21, 1998 between Registrant and Uwe Hinrichs (English translation of original German text)

     21.1           Subsidiaries of the Company

     27.1           Financial Data Schedule

_____________________________________________________
(1) Filed as an exhibit to Proxy Statement dated May 14, 1990, filed on May 16, 1990 (File No 1-9925), incorporated herein by reference.

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

(13) Filed as an exhibit to Report on Form 10-K for the year-ended June 30, 1997, filed on December 10, 1997 (File No. 1-9925), incorporated herein by reference.

(14) Filed as an exhibit to Registrant's Proxy Statement/Prospectus dated August 20, 1998 made part of the Registrant's Form S-4 Registration Statement (File No. 33-53223), incorporated herein by reference.

(15) Filed as an exhibit to Report on Form 8-K dated September 25, 1998, filed on October 13, 1998 (File No 1-9925), incorporated herein by reference.

(16) Filed as an exhibit to Report on Form 8-K dated March 18, 1999, filed on March 24, 1999 (File No 1-9925), incorporated herein by reference.

                                   SIGNATURES

     In accordance with Section 13(a) or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           COPE, INC.


                                           By:  /s/ Adrian Knapp
                                              ------------------
                                              Adrian Knapp
                                              Chairman and Vice President


          In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

             Signatures                                          Title                                      Date
------------------------------------    ----------------------------------------------------    --------------------------
  /s/  Stephan Isenschmid                  President and Chief Executive Officer and                   April 27, 1999
------------------------------------       Director (principal executive officer)
     Stephan Isenschmid

  /s/  Markus Bernhard                     Chief Financial Officer (principal financial and            April 27, 1999
------------------------------------       accounting officer)
     Markus Bernhard

  /s/  Adrian Knapp                        Chairman of the Board                                       April 27, 1999
------------------------------------
     Adrian Knapp

  /s/  Markus Stalder                      Director                                                    April 27, 1999
------------------------------------
     Markus Stalder

  /s/  Peter Koch                          Director                                                    April 27, 1999
------------------------------------
     Peter Koch

  /s/  Kevin DeVito                        Director                                                    April 27, 1999
------------------------------------
     Kevin DeVito