Form 10QSB
period 1999-03-31
COPE INC
filed 1999-05-17
CIK 789847

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)

         [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

         [_]        TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________


Commission File Number 1-9925


                                  COPE, Inc.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


              Delaware                                  87-0427731
-------------------------------------    ---------------------------------------
    (State or other jurisdiction            (IRS Employer Identification No.)
  of incorporation or organization)


                  Grundstrasse 14, 6343 Rotkreuz, Switzerland
--------------------------------------------------------------------------------
                   (Address of principal executive offices)


                               + 41 41 798 33 44
                          ---------------------------
                          (Issuer's telephone number)


                                      n/a
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  [_]          No  [X]

     As of May 13, 1999, the Company had 3,595,751 shares of its $.001 par value common stock issued and outstanding.

                         PART 1 - FINANCIAL INFORMATION



ITEM 1.  Financial Statements                                               PAGE
                                                                            ----

Unaudited Condensed Consolidated Balance Sheets at
  March 31, 1999 (unaudited) and December 31, 1998 (audited)...............   2
Unaudited Condensed Consolidated Statements of Operations for the
  three month periods ended March 31, 1999 and 1998........................   3
Unaudited Condensed Consolidated Statements of Cash Flows for the
  three month periods ended March 31, 1999 and 1998........................   4
Notes to Condensed Consolidated Financial Statements.......................   5

                                  COPE, INC.
                          Consolidated Balance Sheets
                           (Amounts in U.S. Dollars)

Assets
                                                        March 31,   December 31,
                                                          1999          1998
                                                       -----------  ------------
                                                       (Unaudited)   (Audited)
Current assets:
  Cash and cash equivalents                            $   600,864   $ 1,303,114
  Trade accounts receivable                              6,141,256     5,418,777
  Inventories (net of provision of
   $82,344 and $89,455)                                  1,951,918     2,433,790
  Other current assets                                     638,043       450,013
                                                       -----------   -----------
Total current assets                                     9,332,081     9,605,694

Property, plant and equipment, net                         834,699       751,235
Loans receivable                                           923,655       662,050
Goodwill (net of amortization of
 $88,559 and $59,855)                                      688,448       777,714
Intangible assets                                          296,393       249,459
Deferred income taxes                                      512,371       592,495
                                                       -----------   -----------
TOTAL ASSETS                                           $12,587,647   $12,638,647
                                                       ===========   ===========
Liabilities

Current liabilities:
  Short-term borrowings                                $ 1,901,584   $ 2,385,303
  Trade accounts payable                                 6,332,450     5,650,422
  Customer advances                                        304,295       216,558
  Other current liabilities                                523,907       802,384
  Current income taxes payable                             142,380       179,012
  Deferred income taxes                                    200,079       216,352
                                                       -----------   -----------
Total current liabilities                                9,404,695     9,450,031
                                                       -----------   -----------
Commitments and contingent liabilities                           0             0

Shareholders' Equity

Shareholders' equity:
  Share capital                                              3,153         3,153
  Common stock$0.001 par value
   Authorized shares 30,000,000
   Issued and outstanding shares 3,152,861 (3,152,861)
  Additional paid in capital                               506,031       506,031
  Additional other comprehensive income
   Cumulative translation adjustment                      (134,892)       31,852
  Retained earnings                                      2,808,660     2,647,580
                                                       -----------   -----------
Total Shareholders' Equity                               3,182,952     3,188,616
                                                       -----------   -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $12,587,647   $12,638,647
                                                       ===========   ===========

See accompanying notes to condensed consolidated financial statements

                                  COPE, INC.
                       Consolidated Statements of Income
                           (Amounts in U.S. Dollars)

           For the three month periods ended March 31, 1999 and 1998
                                  (Unaudited)

                                                             Three month
                                                            periods ended
                                                      -------------------------
                                                       March 31,     March 31,
                                                         1999          1998
                                                      -----------   -----------
Net Revenue
  Sales of solutions                                  $ 7,255,307   $ 4,145,487
  Sales of services                                     1,282,607       495,348
                                                      -----------   -----------
Total revenue                                           8,537,914     4,640,835
Cost of sales                                          (5,673,756)   (3,167,524)
                                                      -----------   -----------
Gross profit                                            2,864,158     1,473,311
                                                      -----------   -----------
Operating expenses
  Selling, general and administrative expenses         (2,437,519)   (1,213,242)
  Consultancy expenses                                    (59,290)      (67,787)
  Depreciation and amortization                          (119,466)     (116,056)
                                                      -----------   -----------
Total operating expenses                               (2,616,275)   (1,397,085)

Operating income                                          247,883        76,226

Other income (expense):
   Interest expense                                       (64,667)      (13,058)
   Interest income                                         38,276             0
   Other                                                   (3,513)        1,145
                                                      -----------   -----------
                                                          (29,904)      (11,913)
                                                      -----------   -----------
Earning before taxes                                      217,979        64,313

Current income taxes                                      (20,964)      (47,297)
Deferred income taxes                                     (35,935)       84,749
                                                      -----------   -----------
                                                          (56,899)       37,452
                                                      -----------   -----------
Net income                                            $   161,080   $   101,765
                                                      ===========   ===========

Basic earning per share                                     0.051         0.036
Diluted earning per share                                   0.049         0.036

Basic average shares outstanding                        3,152,861     2,862,000
Dilutive effect of stock options                          163,382             0
                                                      -----------   -----------
Diluted average shares outstanding                      3,316,243     2,862,000
                                                      ===========   ===========

See accompanying notes to condensed consolidated financial statements

                                  COPE, INC.
                     Consolidated Statements of Cash Flows
                           (Amounts in U.S. Dollars)

           For the three month periods ended March 31, 1999 and 1998
                                  (Unaudited)

                                                             Three month
                                                            periods ended
                                                      -------------------------
                                                       March 31,     March 31,
                                                         1999          1998
                                                      -----------   -----------
Cash flow provided by operating activities:
  Net income                                          $   161,080    $  101,765

Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                           83,868        53,052
    Amortization                                           35,598        63,004
    Deferred income taxes                                  35,935       (84,749)

Effects of changes in operating assets and
  liabilities
  Accounts receivable                                   1,125,873     1,236,466
  Inventories                                            (310,917)      119,639
  Other current assets                                    230,872       (81,264)
  Accounts payable                                     (1,201,913)      459,174
  Customer advances                                      (108,242)     (543,317)
  Other current liabilities                               226,964       (60,394)
                                                      -----------    ----------
Net cash flow provided by operating activities            279,118       345,028
                                                      -----------    ----------
Cash flow used in investing activities
  Purchase of property, plant and equipment              (229,512)     (171,716)
  Loans receivables                                      (322,984)     (267,785)
  Purchase of intangible assets                           (68,361)            0
                                                      -----------    ----------
Net cash flow used in investing activities               (620,857)     (439,501)

Cash flow used in financing activities:
  Decrease of short term borrowings                      (304,301)     (145,010)
                                                      -----------    ----------
Net cash flow used in financing activities               (304,301)     (145,010)
Effect of exchange rate changes on cash                   (56,210)       22,072
Net decrease of cash and cash equivalents                (702,250)     (217,411)
Cash and cash equivalents at beginning of the period    1,303,114       678,936
                                                      -----------    ----------
Cash and cash equivalents at end of the period        $   600,864    $  461,525
                                                      ===========    ==========
Supplemental cash flow disclosure
  Interest paid                                       $    59,879    $   12,485
  Income taxes paid                                        22,145         1,141

See accompanying notes to condensed consolidated financial statements

                                   COPE, INC.

                   Notes to Consolidated Financial Statements

                  As of March 31, 1999 and for the three month
                     periods ended March 31, 1999 and 1998

NOTE 1 - BASIS OF PRESENTATION

These condensed consolidated financial statements of COPE, Inc., a Delaware corporation (the "Company"), do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report Form 10-KSB for the year ended December 31, 1998. In the opinion of management, the financial information set forth in the accompanying condensed consolidated financial statements reflects all adjustments necessary for a fair statement of the periods reported, and all such adjustments were of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

NOTE 2 - EARNINGS PER SHARE

In 1997, the Finacial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average shares outstanding. The computation of diluted earnings per share is similar to basic earnings per share except that it assumes that the weighted average shares outstanding is increased by shares issuable upon exercise of those stock options for which market price exceeds exercise price. Weighted average shares have been retroactively restated for the equivalent number of shares received by the COPE Shareholders as a result of the COPE Reorganization.

NOTE 3 - BUSINESS ACQUISITION

On June 25, 1998, COPE Holding AG, a wholly-owned subsidiary of the Company, acquired all of the capital shares of Forum GmbH ("Forum"), a German data storage company, for $962,977. The acquisition of Forum has been accounted for by the purchase method of accounting. Accordingly, the operating results of Forum have been included in the consolidated operating results from the date of acquisition. The excess of the purchase price over the fair value of net assets acquired was $863,546 and has been recorded as goodwill, which is being amortized on a straight line basis over seven years. The acquisition was financed through available cash on hand and short term borrowings.

On April 19, 1999, the Company acquired Hicomp Software Systems GmbH (Hicomp), a German software company, in a stock transaction accounted for as a pooling-of-interest. The Company issued 420,000 shares in exchange for all outstanding Hicomp shares. Hicomp, headquartered in Hamburg, Germany, develops back-up and retrieval software products. It's leading products, Hiback and Hibars, are multi-platform back-up solutions recognized for performance and flexibility.

NOTE 4 - COMMON STOCK AND STOCK OPTION PLAN

During 1998, the Company adopted the 1998 Stock Option Plan ("1998 Plan") which provides for the granting of either incentive stock options or non-qualified stock options to employees, officers, directors, consultants and independent contractors of the Company. Under the 1998 Plan, the Company is authorized to grant a maximum of 400,000 stock options for terms of up to ten years (five years in the case of incentive stock options granted to greater than 10% stockholders). Options are subject to forfeiture upon termination of employment or other relationship with the Company and the 1998 Plan terminates in August 2008.

In January 1999, the Company granted to employees options to purchase 129,900 shares of the Company's common stock at exercise prices ranging from $20.00 to $50.00 per share. The options vest in installments commencing in 2000. On April 30, 1999, the company issued 22,390 shares of common stock upon exercise of outstanding common stock purchase options.

ITEM 2.    Management's Discussion and Analysis or Plan of Operation

OVERVIEW

General.  The Company is a Swiss-based provider of data storage and security
-------
consulting services and solutions. The Company's principal operations consist of the design and implementation of information systems in the areas of data storage, data security and data warehousing. The Company presently conducts business throughout Switzerland, Germany and Austria.

COPE Reorganization. On September 25, 1998, the Company consummated a series of
---------------------
transactions (referred to as the "COPE Reorganization") undertaken pursuant to an Amended and Restated Securities Purchase Agreement and Plan of Reorganization dated July 24, 1998 ("Reorganization Agreement") by and among the Company, COPE Holding AG, a Swiss corporation ("COPE"), and the shareholders of COPE Holding AG ("COPE Shareholders"), pursuant to which, among other things, (i) the Company effected a 1 for 58 reverse split of its shares of common stock issued and outstanding immediately prior to the close of the COPE Reorganization, thus reducing its issued and outstanding shares of common stock to approximately 270,654; (ii) the Company sold a controlling interest in its subsidiary, Glycosyn Pharmaceuticals, a Delaware corporation ("Glycosyn"), and otherwise divested itself of substantially all of its assets and liabilities on hand immediately prior to the close of the COPE Reorganization; and (iii) the Company issued 2,862,000 shares (post-split) of its common stock in exchange for all of the outstanding capital shares of COPE Holding AG. See "Note 3 - COPE Reorganization" to the Company's unaudited condensed consolidated financials statements for a more complete description of the COPE Reorganization.

Since the COPE Shareholders owned approximately 91.4% of the outstanding shares of the common stock of the Company after giving effect to the COPE Reorganization, COPE Holding AG was deemed the accounting acquiror and the Company's acquisition of COPE Holding AG has been accounted for as a reverse merger under the purchase method. Accordingly, from an accounting standpoint, COPE's equity is carried forward as the equity of the combined entity. There has been no step up in the Company's accounting bases and, as a result, COPE Holding AG is assumed to have acquired the Company at the Company's book value of $0, after giving effect to the consummation of the COPE Reorganizations. This adjustment reflects the elimination of the Company's equity and accumulated deficit.

Currency Exchange Rates. The Company regularly enters into certain financial
-----------------------
commitments payable in Swiss Francs, the unit of currency of Switzerland. All Swiss Franc based amounts are designated by the symbol SFr. As of May 13, 1999, the Swiss Franc-Dollar exchange rate was 1.49 Swiss Franc to 1 U.S. Dollar.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Net Revenue.  During the three months ended March 31, 1999, the Company had net
-----------
revenue of $8,537,914 which amounts to an increase of 84% over the net revenue of $4,640,835 during the prior year period. The increase in net revenue is due in part to the Company's acquisition of Forum, which was acquired by the Company on June 25, 1998 and has been included in the consolidated quarterly results of the Company for periods subsequent to June 25, 1998. The Company believes that approximately $3,600,000 of the increase in revenue over the prior year period is attributable to the Company's acquisition of Forum. Sales of services (revenue from stand-alone consulting services) increased by approximately 159% during the three months ended March 31, 1999 over the prior year period reaching $1,282,607 in 1999, as compared to $495,348 in 1998. This increase is the result of the Company's decision to emphasize sales of services because of its potential for higher profit margins.

Cost of Sales.  During the three months ended March 31, 1999, cost of sales
-------------
increased by 79.1% to $5,673,756 compared to $3,167,524 for the prior year period, representing 78.2% and 76.4%, respectively, of the total revenue from the sale of solutions. The increase in the cost of sales as a percentage of total revenue from the sale of solutions is the result of smaller margins for products sold in Germany and a general margin erosion for hardware products. Cost of sales consists exclusively of the Company's cost for the hardware and software acquired for resale as part of its information systems.

Gross Profit.  The Company's gross profit margin for the three months ended
------------
March 31, 1999 was 33.5% compared to 31.7% for the prior year period. The increase is primarily attributable to the large internal growth in sales of services as a percentage of total revenue.

Selling, General, Administrative and Consulting Expenses.  The Company's
--------------------------------------------------------
selling, general, administrative and consulting expenses as a percentage of net sales was increased from 29.2% for the three months ended March 31, 1999 from 27.6% for the prior year period. The increase is primarily attributable to the hiring of additional personnel necessary to support the growth in sales of services.

LIQUIDITY AND FINANCIAL CONDITION

COPE's historical working capital requirements include the financing of all costs involved in the design, implementation and sale of information systems. The Company generally contracts to deliver information systems, including all hardware and software, on a turn-key basis pursuant to fixed price contracts. Consistent with industry practice, the Company generally is not able to obtain significant up-front or progress payments on its contracts providing for the design, implementation and sale of information systems. Accordingly, the Company is generally required to finance its clients' contracts, including the purchase of the hardware and software components of the information systems. As of March 31, 1999, the Company had established short-term overdraft facilities under which the Company and its subsidiaries could borrow up to $2,600,563. Amounts drawn down under these facilities are due on demand and collateralized by accounts receivable of the Company and life insurance policies on the major shareholders, Mr. Adrian Knapp and Mr. Stephan Isenschmid, for $ 342,700 each. The Company has been successful to date in securing extensions on its lines for purposes of financing certain client contracts as needed, however there can be no assurance that the Company will continue to do so in the future.

  As of March 31, 1999, the Company had a working capital deficit of approximately $72,614, compared to a working capital position of $155,663 as of March 31, 1998. The principal reasons for the decrease in working capital is the increase in short-term borrowings which were used to purchase Forum and additional equipment. As of March 31, 1999, the Company had approximately $700,000 available for borrowing under existing lines of credit.

  While the Company believes that its available working capital, including presently available credit lines, is adequate for its current working capital requirements, the Company believes that it will require significant additional working capital in order to finance continued growth. The Company believes that the proceeds from this offering, together with its existing capital resources, will be sufficient to meet its capital requirements and finance its continued growth for at least the next twelve months. However, if its capital requirements vary materially from those currently planned, the Company may require additional financing sooner than anticipated. Additional financing may not be available when needed on terms favorable to the Company or at all.

YEAR 2000 ISSUE

  The Year 2000 issue is the result of computer programs, microprocessors, and embedded date reliant systems using two digits rather than four to define the applicable year. If such programs are not corrected, date data concerning the Year 2000 could cause many systems to fail, lock up or generate erroneous results. The Company considers a product to be "Year 2000 compliant" if the product's performance and functionality are unaffected by processing of dates prior to, during and after the Year 2000, but only if all products (for example hardware, software and firmware) used with the product properly exchange accurate date data with it).

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

  The Company is identifying Year 2000 dependencies in its accounting software in Germany and other systems, equipment, and processes and is implementing changes to such systems, updating or replacing such equipment, and modifying such processes to make them Year 2000 compliant. The Company is continuing to assess its internal Year 2000 issues and is in the process of remediation of the critical systems. While management believes the Company's current accounting software systems in the other countries of operations appear to be Year 2000 compliant, the Company intends to upgrade all those systems during fiscal 1999, and will insure that Year 2000 compliance is a major factor in the selection of the appropriate accounting software package. The Company has also initiated formal communications with many of its significant suppliers and financial institutions to evaluate their Year 2000 compliance plans and state of readiness and to determine whether any Year 2000 issues will impede the ability of such suppliers to continue to provide goods and services to the Company. As a general matter, the Company is vulnerable to any failure by its key suppliers to remedy their own Year 2000 issues, which could delay shipments of essential components, thereby disrupting or halting the Company's manufacturing operations. Further, the Company also relies, both domestically and internationally, upon governmental agencies, utility companies, telecommunication service companies and other service providers outside of the Company's control. There is no assurance that such suppliers, governmental agencies, financial institutions, or other third parties will not suffer business disruption caused by a Year 2000 issue, and there is little practical opportunity for the Company to test or require Year 2000 compliance from many of those large agencies, companies or providers. Such failures could have a material adverse effect on the Company's business, financial condition and results of operations. Additionally, the Company is communicating with its large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues.

  The Company anticipates that its internal systems, equipment and processes will be substantially Year 2000 compliant by the end of October 1999. A formal budget has not been established, and the cost to the Company of achieving Year 2000 compliance is evolving; however, it is not currently expected to have a material effect on the Company's financial condition or results of operations. The Company has to date spent approximately $30,000 to upgrade computer software and hardware to insure Year 2000 compliance. The Company anticipates that the cost of Year 2000 compliant software (including the upgraded accounting software noted above) is not likely to exceed $50,000, (excluding the costs of the Year 2000 compliance problems associated with the Company's vendors, customers, financial institutions and government agencies noted above) although the Company believes that a significant amount of the total expenditures would be capitalized and depreciated over the useful life of the applicable asset, such as computer hardware or software replaced to keep pace with technological advances. The Company estimates that Year 2000 compliance charges will be paid from existing working capital, and that the total Year 2000 compliance budget is approximately 50% of the Company's total IT expenditures. While the Company currently expects that the Year 2000 issue will not pose significant internal operational problems, delays in the Company's remediation efforts, or a failure to fully identify all Year 2000 dependencies in the systems, equipment or processes of the Company or its vendors, customers or financial institutions could have material adverse consequences, including delays in the manufacture, delivery or sale of products. Therefore, the Company is considering the development of contingency plans along with its remediation efforts for continuing operations in the event such problems arise.

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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

                Inapplicable.

Item 2.  Changes in Securities.
         ---------------------

                Inapplicable.

Item 3.  Defaults Upon Senior Securities.
         -------------------------------

                Inapplicable.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

                Inapplicable.

Item 5.  Other Information.
         -----------------

                Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)  Exhibits
              --------

         27.1  Financial Data Schedule

                Inapplicable.

         (b)  Reports on Form 8-K
              -------------------

  On March 24, 1999, the Company filed a Form 8-K to report the appointment of ATAG Ernst & Young, a member of Ernst & Young International, as the Company's independent auditors for the fiscal year ending December 31,1998.

                                   SIGNATURES

  In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COPE, Inc.
                                          (Registrant)


Dated:  May 14, 1999                By:  /s/ MARKUS BERNHARD
                                         -------------------
                                         Markus Bernhard
                                         Chief Financial Officer