Form 10QSB/A
period 1999-03-31
COPE INC
filed 1999-06-30
CIK 789847

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-QSB/A

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

                                  COPE, INC.
                          Consolidated Balance Sheets
                           (Amounts in U.S. Dollars)
                                  (Unaudited)

Assets
                                                        March 31,   December 31,
                                                          1999          1998
                                                       -----------  ------------
Current assets:
  Cash and cash equivalents                            $   600,864   $ 1,303,114
  Trade accounts receivable                              6,141,256     5,418,777
  Inventories (net of provision of
   $82,344 and $89,455)                                  1,951,918     2,433,790
  Other current assets                                     638,043       450,013
                                                       -----------   -----------
Total current assets                                     9,332,081     9,605,694

Property, plant and equipment, net                         834,699       751,235
Loans receivable                                           923,655       662,050
Goodwill (net of amortization of
 $88,559 and $59,855)                                      688,448       777,714
Intangible assets                                          296,393       249,459
Deferred income taxes                                      512,371       592,495
                                                       -----------   -----------
TOTAL ASSETS                                           $12,587,647   $12,638,647
                                                       ===========   ===========
Liabilities

Current liabilities:
  Short-term borrowings                                $ 1,901,584   $ 2,385,303
  Trade accounts payable                                 6,332,450     5,650,422
  Customer advances                                        304,295       216,558
  Other current liabilities                                523,907       802,384
  Current income taxes payable                             142,380       179,012
  Deferred income taxes                                    200,079       216,352
                                                       -----------   -----------
Total current liabilities                                9,404,695     9,450,031
                                                       -----------   -----------
Commitments and contingent liabilities                           0             0

Shareholders' Equity

Shareholders' equity:
  Share capital                                              3,153         3,153
  Common stock$0.001 par value
   Authorized shares 30,000,000
   Issued and outstanding shares 3,152,861 (3,152,861)
  Additional paid in capital                               506,031       506,031
  Accumulated other comprehensive income
   Cumulative translation adjustment                      (134,892)       31,852
  Retained earnings                                      2,808,660     2,647,580
                                                       -----------   -----------
Total Shareholders' Equity                               3,182,952     3,188,616
                                                       -----------   -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY             $12,587,647   $12,638,647
                                                       ===========   ===========

See accompanying notes to condensed consolidated financial statements

                                  COPE, INC.
                       Consolidated Statements of Income
                           (Amounts in U.S. Dollars)

           For the three month periods ended March 31, 1999 and 1998
                                  (Unaudited)

                                                             Three month
                                                            periods ended
                                                      -------------------------
                                                       March 31,     March 31,
                                                         1999          1998
                                                      -----------   -----------
Net Revenue
  Sales of solutions                                  $ 7,255,307   $ 4,145,487
  Sales of services                                     1,282,607       495,348
                                                      -----------   -----------
Total revenue                                           8,537,914     4,640,835
Cost of sales                                          (5,673,756)   (3,167,524)
                                                      -----------   -----------
Gross profit                                            2,864,158     1,473,311
                                                      -----------   -----------
Operating expenses
  Selling, general and administrative expenses         (2,437,519)   (1,213,242)
  Consultancy expenses                                    (59,290)      (67,787)
  Depreciation and amortization                          (119,466)     (116,056)
                                                      -----------   -----------
Total operating expenses                               (2,616,275)   (1,397,085)

Operating income                                          247,883        76,226

Other income (expense):
   Interest expense                                       (64,667)      (13,058)
   Interest income                                         38,276             0
   Other                                                   (3,513)        1,145
                                                      -----------   -----------
                                                          (29,904)      (11,913)
                                                      -----------   -----------
Earnings before taxes                                     217,979        64,313

Current income taxes                                      (20,964)      (47,297)
Deferred income taxes                                     (35,935)       84,749
                                                      -----------   -----------
                                                          (56,899)       37,452
                                                      -----------   -----------
Net income                                            $   161,080   $   101,765
                                                      ===========   ===========

Basic earnings per share                              $     0.051   $     0.036
Diluted earnings per share                            $     0.049   $     0.036

Weighted average shares outstanding                     3,152,861     2,862,000
Dilutive effect of stock options                          163,382             0
                                                      -----------   -----------
Diluted average shares outstanding                      3,316,243     2,862,000
                                                      ===========   ===========

See accompanying notes to condensed consolidated financial statements

                                  COPE, INC.
                     Consolidated Statements of Cash Flows
                           (Amounts in U.S. Dollars)

           For the three month periods ended March 31, 1999 and 1998
                                  (Unaudited)

                                                             Three month
                                                            periods ended
                                                      -------------------------
                                                       March 31,     March 31,
                                                         1999          1998
                                                      -----------   -----------
Cash flow provided by operating activities:
  Net income                                          $   161,080    $  101,765

Adjustments to reconcile net income to net
  cash provided by operating activities:
    Depreciation                                           83,868        53,052
    Amortization                                           35,598        63,004
    Deferred income taxes                                  35,935       (84,749)

Effects of changes in operating assets and
  liabilities
  Accounts receivable                                   1,125,873     1,236,466
  Inventories                                            (310,917)      119,639
  Other current assets                                    230,872       (81,264)
  Accounts payable                                     (1,201,913)     (459,174)
  Customer advances                                      (108,242)     (543,317)
  Other current liabilities                               226,964       (60,394)
                                                      -----------    ----------
Net cash flow provided by operating activities            279,118       345,028
                                                      -----------    ----------
Cash flow used in investing activities
  Purchase of property, plant and equipment              (229,512)     (171,716)
  Loans receivables                                      (322,984)     (267,785)
  Purchase of intangible assets                           (68,361)            0
                                                      -----------    ----------
Net cash flow used in investing activities               (620,857)     (439,501)

Cash flow used in financing activities
  Decrease of short term borrowings                      (304,301)     (145,010)
                                                      -----------    ----------
Net cash flow used in financing activities               (304,301)     (145,010)
Effect of exchange rate changes on cash                   (56,210)       22,072
Net decrease of cash and cash equivalents                (702,250)     (217,411)
Cash and cash equivalents at beginning of the period    1,303,114       678,936
                                                      -----------    ----------
Cash and cash equivalents at end of the period        $   600,864    $  461,525
                                                      ===========    ==========
Supplemental cash flow disclosure
  Interest paid                                       $    59,879    $   12,485
  Income taxes paid                                        22,145         1,141

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

NOTE 3 - BUSINESS ACQUISITION

On June 25, 1998, COPE GmbH, a wholly-owned subsidiary of Cope Holding AG, acquired all of the capital shares of Forum GmbH ("Forum"), a German data storage company, for $962,977. The acquisition of Forum has been accounted for by the purchase method of accounting. Accordingly, the operating results of Forum have been included in the consolidated operating results from the date of acquisition. The excess of the purchase price over the fair value of net assets acquired was $863,546 and has been recorded as goodwill, which is being amortized on a straight line basis over seven years. The acquisition was financed through available cash on hand and short term borrowings.

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

Note 5--Segment and Geographic Data

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

   Information concerning the Company's reportable segments is summarized as follows by location of operations (Intercompany sales are generally at purchase cost):

                                                          Three Months ended
                                                              March 31,
                                                        -----------------------
                                                           1999         1998
                                                        -----------  ----------
Total revenue:
  Switzerland.......................................... $ 3,262,701  $3,892,360
  Germany..............................................   4,680,720     588,717
  Austria..............................................     594,493     236,986
                                                        -----------  ----------
                                                          8,537,914   4,718,063
                                                        -----------  ----------
Sales between geographic areas:
  Switzerland.......................................... $         0  $   54,501
  Germany..............................................           0      12,875
  Austria..............................................           0       9,852
                                                        -----------  ----------
                                                                  0      77,228
                                                        -----------  ----------
Total revenue from external customers:
  Switzerland.......................................... $ 3,262,701  $3,837,859
  Germany..............................................   4,680,720     575,842
  Austria..............................................     594,493     227,134
                                                        -----------  ----------
                                                        $ 8,537,914  $4,640,835
                                                        ===========  ==========
Depreciation and amortization:
  Switzerland.......................................... $    69,308  $  111,487
  Germany..............................................      37,129         593
  Austria..............................................      13,029       3,976
                                                        -----------  ----------
                                                          $ 119,466  $  116,056
                                                        ===========  ==========
Operating income
  Switzerland.......................................... $   181,847  $  284,280
  Germany..............................................     127,817    (128,662)
  Austria..............................................     (24,812)    (79,392)
  Other................................................     (36,969)          0
                                                        -----------  ----------
                                                          $ 247,883  $   76,226
                                                        ===========  ==========

                                                                March 31,
                                                         -----------------------
                                                             1999        1998
                                                         ------------ ----------
Total Assets:
  Switzerland........................................... $  5,644,145 $4,361,220
  Germany...............................................    5,580,932    993,888
  Austria...............................................    1,171,244    451,802
  Other.................................................      191,326          0
                                                         ------------ ----------
                                                         $ 12,587,647 $5,806,910
                                                         ============ ==========

Note 6--Subsequent Event

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Net Revenue.  During the three months ended March 31, 1999, the Company had net
-----------
revenue of $8,537,914 which amounts to an increase of 84% over the net revenue of $4,640,835 during the prior year period. The increase in net revenue is due in part to the Company's acquisition of Forum, which was acquired on June 25, 1998 and has been included in the consolidated quarterly results for periods subsequent to June 25, 1998. The Company believes that approximately $3,600,000 of the increase in revenue over the prior year period is attributable to the Company's acquisition of Forum. Sales of services (revenue from stand-alone consulting services) increased by approximately 159% during the three months ended March 31, 1999 over the prior year period reaching $1,282,607 in 1999, as compared to $495,348 in 1998. This increase is the result of the Company's decision to emphasize sales of services because of its potential for higher profit margins.

Cost of Sales.  During the three months ended March 31, 1999, cost of sales
-------------
increased by 79.1% to $5,673,756 compared to $3,167,524 for the prior year period, representing 78.2% and 76.4%, respectively, of the total revenue from the sale of solutions. The increase in cost of sales as a percentage of total revenue from the sale of solutions is the result of smaller margins for products sold in Germany and a general margin erosion for hardware products. Cost of sales consists exclusively of the cost of software and hardware acquired for resale.

Gross Profit.  The Company's gross profit margin for the three months ended
------------
March 31, 1999 was 33.5% compared to 31.7% for the prior year period. The increase is primarily attributable to the large internal growth in sales of services as a percentage of total revenue.

Selling, General, Administrative and Consulting Expenses.  The Company's
--------------------------------------------------------
selling, general, administrative and consulting expenses as a percentage of net revenue increased between the three months ended March 31, 1999 (29.2%) and the prior year period (27.6%) for the three months ended March 31, 1999 from 27.6% for the prior year period. The increase is primarily attributable to the hiring of additional personnel necessary to support the growth in sales of services.

LIQUIDITY AND FINANCIAL CONDITION

COPE's historical working capital requirements include the financing of all costs involved in the design, implementation and sale of information systems. The Company generally contracts to deliver information systems, including all hardware and software, on a turn-key basis pursuant to fixed price contracts. Consistent with industry practice, the Company generally is not able to obtain significant up-front or progress payments on its contracts providing for the design, implementation and sale of information systems. Accordingly, the Company is generally required to finance its clients' contracts, including the purchase of the software and hardware components of the information systems. As of March 31, 1999, the Company had established short-term overdraft facilities under which the Company and its subsidiaries could borrow up to $2,600,563. Amounts drawn down under these facilities are due on demand and collateralized by accounts receivable of the Company and life insurance policies on the major shareholders, Mr. Adrian Knapp and Mr. Stephan Isenschmid, for $ 342,700 each. The Company has been successful to date in securing extensions on its lines for purposes of financing certain client contracts as needed, however there can be no assurance that the Company will continue to do so in the future.

  As of March 31, 1999, the Company had a working capital deficit of approximately $72,614, compared to a working capital position of $773,162 as of March 31, 1998. The principal reasons for the decrease in working capital is the increase in short-term borrowings which were used to purchase Forum and additional equipment. As of March 31, 1999, the Company had approximately $700,000 available for borrowing under existing lines of credit at a weighted average interest rate of approximately 3%.

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

                                          COPE, Inc.
                                          (Registrant)


Dated:  June 30, 1999               By:  /s/ MARKUS BERNHARD
                                         -------------------
                                         Markus Bernhard
                                         Chief Financial Officer