Form 10QSB
period 1999-06-30
COPE INC
filed 1999-08-25
CIK 789847

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-QSB

(Mark One)

     [x]        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

     [_]           TRANSITION REPORT PURSUANT TO SECTION 13
                OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________


Commission File Number 1-9925

                                  COPE, Inc.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

          Delaware                                         87-0427731
-------------------------------------   ----------------------------------------
(State or other jurisdiction               (IRS Employer Identification No.)
of incorporation or organization)

                  Grundstrasse 14, 6343 Rotkreuz, Switzerland
--------------------------------------------------------------------------------
                   (Address of principal executive offices)

                               + 41 41 798 33 44
                       --------------------------------
                          (Issuer's telephone number)

--------------------------------------------------------------------------------
                                      n/a
         -------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       Yes _______          No  X
                                              -----

     As of August 23, 1999, the Company had 3,595,751 shares of its $.001 par value common stock issued and outstanding.

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements                                                  PAGE
                                                                               ----
Unaudited Condensed Consolidated Balance Sheets at
  June 30, 1999 and December 31, 1998 .........................................  2
Unaudited Condensed Consolidated Statements of Operations for the three month periods and six month periods ended June 30, 1999 and 1998...................  3
Unaudited Condensed Consolidated Statements of Cash Flows for the
  six month periods ended June 30, 1999 and 1998...............................  4
Notes to Condensed Consolidated Financial Statements...........................  5

                                  COPE, INC.
                     Condensed Consolidated Balance Sheets
                           (Amounts in U.S. Dollars)
                                  (Unaudited)

ASSETS
                                                                                June 30,                  December 31,
                                                                                  1999                       1998
                                                                         --------------------       ----------------------
Current assets
  Cash and cash equivalents                                              $            185,433        $           1,303,114
  Trade accounts receivable                                                         6,310,773                    5,418,777
  Inventories (net of provision of $79,471 and $89,455)                             1,911,960                    2,433,790
  Other current assets                                                                626,627                      450,013
                                                                         --------------------       ----------------------
Total current assets                                                                9,034,793                    9,605,694

Property, plant and equipment, net                                                    891,555                      751,235
Loans receivable                                                                      654,268                      662,050
Goodwill (net of amortization of $755,861 and $69,578)                             15,687,996                      938,788
Intangible assets                                                                      55,194                       88,385
Deferred income taxes                                                                 464,281                      592,495
                                                                         --------------------       ----------------------
TOTAL ASSETS                                                             $         26,788,087        $          12,638,647
                                                                         ====================       ======================

LIABILITIES

Current liabilities:
  Short-term borrowings                                                  $          2,304,356        $           2,385,303
  Trade accounts payable                                                            4,567,244                    5,650,422
  Customer advances                                                                   419,000                      216,558
  Other current liabilities                                                         1,398,161                      802,384
  Current income taxes payable                                                        152,906                      179,012
  Deferred income taxes                                                               269,314                      216,352
                                                                         --------------------       ----------------------
Total current liabilities                                                           9,110,981                    9,450,031
                                                                         --------------------       ----------------------
Commitments and contingent liabilities

SHAREHOLDERS' EQUITY

Shareholders' equity:
   Share capital:                                                                       3,596                        3,153
    Common stock, $0.001 par value
    Authorized shares 30,000,000
    Issued and outstanding shares 3,595,751 (3,152,861 in
     1998)
  Additional paid in capital                                                       15,276,065                      506,031
  Accumulated other comprehensive income                                                  725                       31,852
  Retained earnings                                                                 2,396,720                    2,647,580
                                                                         --------------------       ----------------------
Total Shareholders' equity                                                         17,677,106                    3,188,616
                                                                         --------------------       ----------------------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                                     $         26,788,087        $          12,638,647
                                                                         ====================       ======================

See accompanying notes to condensed consolidated financial statements

                                  COPE, INC.
                  Condensed Consolidated Statements of Income
                 (Amounts in U.S. Dollars except share amount)

For the three month periods and six month periods ended June 30, 1999 and 1998
                                  (Unaudited)

                                                      Three month periods ended                Six month periods ended
                                                               June 30,                                June 30,
                                                      ---------------------------           ----------------------------
                                                          1999           1998                   1999            1998
                                                      -----------    ------------           ------------    ------------
Net Revenue
  Sales of solutions                                  $ 7,096,076       4,562,246             14,351,383       8,707,773
  Sales of services                                       929,986         580,968              2,212,593       1,076,316
                                                      -----------    ------------           ------------    ------------
Total revenue                                           8,026,062       5,143,214             16,563,976       9,784,089
Cost of sales                                          (5,024,910)     (3,660,021)           (10,698,666)     (6,827,545)
                                                      -----------    ------------           ------------    ------------

Gross profit                                            3,001,152       1,483,193              5,865,310       2,956,544
                                                      -----------    ------------           ------------    ------------

Operating expenses:
  Selling, general and administrative                  (2,336,695)     (1,253,328)            (4,774,214)     (2,466,570)
    expenses
  Consultancy expenses                                   (193,271)        (47,158)              (252,561)       (113,660)
  Depreciation                                           (106,448)        (62,448)              (190,317)       (101,535)
  Impairment of intangibles assets                              0               0                      0         (63,004)
  Amortization of goodwill and other                     (637,608)         (1,548)              (686,283)        (15,513)
   intangibles assets
                                                      -----------    ------------           ------------    ------------
Total operating expenses                               (3,274,022)     (1,364,482)            (5,903,375)     (2,760,282)

Operating income                                         (272,870)        118,711                (38,065)        196,262

Other income (expense):
  Interest expense                                        (18,462)        (19,644)               (83,129)        (32,702)
  Interest income                                          12,909           1,178                 51,185           1,178
  Other                                                     3,314            (674)                  (199)           (814)
                                                      -----------    ------------           ------------    ------------
                                                           (2,239)        (19,140)               (32,143)        (32,338)
                                                      -----------    ------------           ------------    ------------
Earnings before taxes                                    (275,109)         99,571                (70,208)        163,924

Current income taxes                                      (16,491)            303                (37,454)        (46,994)
Deferred income taxes                                    (107,263)         58,938               (143,198)        143,687
                                                      -----------    ------------           ------------    ------------
                                                         (123,754)         59,241               (180,652)         96,693

                                                      -----------    ------------           ------------    ------------

Net income (loss)                                        (398,863)        158,812               (250,860)        260,617
                                                      ===========    ============           ============    ============

Basic earnings (loss) per share                       $     (0.11)   $       0.06           $      (0.08)   $       0.09

Weighted average shares outstanding                     3,500,677       2,862,000              3,327,979       2,862,000
                                                      ===========    ============           ============    ============

See accompanying notes to condensed consolidated financial statements.

                                  COPE, INC.
                Condensed Consolidated Statements of Cash Flows
                           (Amounts in U.S. Dollars)

            For the six month periods ended June 30, 1999 and 1998
                                  (Unaudited)

                                                                                   Six month periods ended
                                                                         -------------------------------------------
                                                                               June 30,                 June 30,
                                                                                 1999                     1998
                                                                         -----------------       -------------------
Cash flow provided by operating activities
Net income/(loss)                                                        $        (250,860)      $           260,617

Adjustments to reconcile net income to net
    cash provided by operating activities
    Depreciation                                                                   190,317                   101,535
    Amortization of intangibles assets                                                   0                    63,004
    Amortization of goodwill and other intangibles assets                          686,283                    15,513
    Deferred income taxes                                                          143,198                  (143,687)

Effects of changes in operating assets and liabilities

  Accounts receivable                                                           (1,472,394)               (1,438,311)
  Inventories                                                                      263,087                (1,004,986)
  Other current assets                                                             (89,937)                 (325,584)
  Accounts payable                                                                (590,459)                2,183,307
  Customer advances                                                                238,297                  (674,563)
  Other current liabilities                                                         19,586                   494,506
                                                                         -----------------       -------------------

Net cash flow used by operating activities                                        (862,882)                 (468,649)
                                                                         -----------------       -------------------

Cash flow used in investing activities
  Purchase of property, plant and equipment                                       (365,425)                 (198,676)
  Loans receivables                                                                (69,520)                  (81,763)
  Acquisition of businesses/net of cash acquired                                         0                   437,002
                                                                         -----------------       -------------------

Net cash flow provided/used by investing activities                               (434,945)                  156,563

Cash flow provided by financing activities
  Issuance of common stock                                                         188,076                         0
  Increase/decrease of short term borrowings                                        62,185                   (69,539)
                                                                         -----------------       -------------------

Net cash flow provided/used by financing activities                                250,261                   (69,539)

Effect of exchange rate changes on cash                                            (70,115)                  (45,555)

Net decrease of cash and cash equivalents                                       (1,117,681)                 (427,180)

Cash and cash equivalents at beginning of the period                             1,303,114                   678,936
                                                                         -----------------       -------------------

Cash and cash equivalents at end of the period                           $         185,433       $           251,756
                                                                         =================       ===================

Supplemental cash flow disclosure
  Interest paid                                                          $          83,129       $            32,702
  Income taxes paid                                                                 53,725                    18,457
  Noncash investing and financing activities:
    Short-term borrowings assumed in acquisition of business                       132,652                   956,543
    Short-term borrowings incurred to effect acquisition of business                     0                   624,324
  Cash acquired in acquisition                                                           0                   939,002

See accompanying notes to condensed consolidated financial statements.

                                  COPE, INC.

             Notes to Condensed Consolidated Financial Statements

                   As of June 30, 1999 and for the six month
                     periods ended June 30, 1999 and 1998
                                  (unaudited)

NOTE 1-BASIS OF PRESENTATION

These condensed consolidated financial statements of COPE, Inc., a Delaware corporation (the "Company"), do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1998. In the opinion of management, the financial information set forth in the accompanying condensed consolidated financial statements reflect all adjustments necessary for a fair statement of the periods reported, and all such adjustments were of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

Accounting Change

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting the Costs of Start-Up Activities", which requires that costs related to start-up activities be expensed as incurred. Prior to 1999, the Company capitalized its start-up costs and amortized them over four years. The Company adopted the provisions of the SOP as of January 1. 1999. There was no material impact on net income or financial position as a result of the adoption of SOP 98-5.

NOTE 2 - EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average shares outstanding. The computation of diluted earnings per share is similar to basic earnings per share except that it assumes that the weighted average shares outstanding is increased by shares issuable upon exercise of those stock options for which market price exceeds exercise price. Shares issuable upon exercise of stock options have not been included in the computation of diluted earnings
(loss) per share in 1999 since their effect thereon would be anti-dilutive. Weighted average shares have been retroactively restated for the equivalent number of shares received by COPE shareholders as a result of the COPE Reorganization.

NOTE 3 - BUSINESS ACQUISITION

On June 25, 1998, COPE GmbH, a wholly-owned subsidiary of COPE Holding AG, acquired all of the capital shares of Forum GmbH ("Forum"), a German data storage company, for $962,977. The acquisition of Forum has been accounted for by the purchase method of accounting. Accordingly, the operating results of Forum have been included in the consolidated operating results from the date of acquisition. The excess of the purchase price over the fair value of net assets acquired was $837,569 and has been recorded as goodwill, which is being amortized on a straight line basis over seven years. The acquisition was financed through available cash on hand and short term borrowings. On March 30, 1999 Forum was merged into COPE GmbH.

The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values at the date of the Forum acquisition as follows:

Cash                                                                                   $         939,002
Accounts receivable                                                                            2,549,374
Inventories                                                                                    1,059,078
Accounts payable                                                                              (3,424,274)
Short-term borrowings                                                                           (956,543)
Other, net                                                                                      ( 41,229)
                                                                                       -----------------
Net assets acquired                                                                    $         125,408

On April 19, 1999, the Company acquired Hicomp Software Systems GmbH ("Hicomp"), a German software company, in a stock transaction accounted for by the purchase method of accounting. COPE issued 420,000 new shares in exchange for all outstanding Hicomp shares. Accordingly, the operating results of Hicomp have been included in the consolidated operating results from the date of acquisition. The excess of the purchase price over the fair value of net assets acquired was $15,417,264 and has been recorded as goodwill, which is being amortized on a straight line basis over five years. Hicomp, headquartered in Hamburg, Germany, develops back-up and retrieval software products. Its leading products, Hiback and Hibars, are multi-platform back-up solutions recognized for performance and flexibility.

Assets acquired and liabilities assumed have been recorded at their estimated fair values at the date of the Hicomp acquisition, and are subject to adjustment pending completion of final valuations. A summary of the assets acquired, liabilities assumed and consideration paid follows:

Accounts receivable                                            $   102,005
Other current assets                                                22,544
Property, plant and equipment                                      146,399
Other assets                                                       215,614

Short-term borrowings                                             (132,652)
Accounts payable                                                  (240,262)
Other current liabilities                                         (444,353)
Noncurrent liabilities                                            (264,159)
                                                                -----------
Net fair value of assets acquired and liabilities assumed         (594,864)
Goodwill                                                        15,417,264
                                                                -----------
Purchase Price                                                  14,822,400

Value of the securities issued                                      $14,582,400
Estimated acquisition costs                                             240,000
                                                                    -----------
Purchase price                                                       14,822,400

Estimated annual amortization
(based on amortization period of five years)                        $ 3,083,453


The pro forma unaudited results of operations for the six months ended June 30, 1999 and June 30, 1998, assuming consummation of the purchases as of the beginning of the periods presented, are as follows:

                                                                       Six month periods ended
                                                                              June 30,
                                                          --------------------------------------------------
                                                                 1999                            1998
                                                          --------------------          --------------------
Net revenue                                                    17,014,883                      18,728,239
Net loss                                                         (966,208)                     (1,058,939)

Per share data:
Basic earnings (loss)                                               (0.27)                          (0.32)

NOTE 4 - IMPAIRMENT OF INTANGIBLE ASSETS

In the first quarter of fiscal 1998, COPE reported an impairment loss of $63,004 related to the write-down of an exclusive option for the rights to purchase, develop and market a new technique for the automatic storage of data.

NOTE 5 - COMMON STOCK AND STOCK OPTION PLAN

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

NOTE 6 - OTHER COMPREHENSIVE INCOME

                                             Three month periods ended                  Six month periods ended
                                                      June 30,                                 June 30,
                                         ----------------------------------       ----------------------------------
                                              1999               1998                 1999                1998
                                         --------------     ---------------       -------------      ---------------
Net income (loss)                              (398,863)            158,812            (250,860)             260,617
  Translation adjustment, net of tax     $      135,618             (16,859)            (31,126)            (110,162)
                                         --------------     ---------------       -------------      ---------------
Total comprehensive income (loss)               263,245             141,953            (281,986)             150,455
                                         ==============     ===============       =============      ===============

NOTE 7 - SEGMENT AND GEOGRAPHIC DATA

In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which superceded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not effect results of operations or financial position, but did effect the disclosure of segment information.

Management, via country managing directors, controls operations on a geographic basis with subsidiaries located in Switzerland, Germany and Austria and uses earnings before interest, taxes, depreciation and amortization (EBITDA) as its measure of segment profit or loss. Management decided to change the measurement from EBIT (earnings before interest and taxes) to EBITDA after the Hicomp acquisition because of the high goodwill amortization the Company will have in the next five years. Each geographic area's operations comprise the following products and services: (1) Solutions which consist of the design, implementation and management of storage and security solutions including the sale of related software and hardware; and (2) Services which consist of consulting, training and integration services including operations and maintenance support. The enterprise-wide disclosures regarding products and services are contained in the income statement.

Information concerning the Company's reportable segments is summarized as follows by location of operations (Switzerland: COPE Holding AG, COPE AG;
Germany: COPE GmbH and Hicomp Software Systems GmbH, Austria: COPE Handelsges.mbH; Other: COPE, Inc.; intercompany sales are generally at purchase cost):

                                                     Six month period ended June 30,
                                                     -------------------------------
                                                         1999               1998
                                                     -----------        ------------
Total revenue:
     Switzerland                                     $ 6,496,864         $ 7,102,254
     Germany                                           8,786,815           2,112,835
     Austria                                           1,327,112             617,781
                                                     -----------         -----------
                                                      16,610,791           9,832,870
                                                     -----------         -----------

Sales between geographic areas:
     Switzerland                                     $    36,598         $    28,942
     Germany                                              10,217              11,085
     Austria                                                   0               8,754
                                                     -----------         -----------
                                                          46,815              48,781
                                                     -----------         -----------

Total revenue from external customers:
     Switzerland                                     $ 6,460,266         $ 7,073,312
     Germany                                           8,776,598           2,101,750
     Austria                                           1,327,112             609,027
                                                     -----------         -----------
                                                     $16,563,976         $ 9,784,089
                                                     ===========         ===========

Depreciation and amortization:
     Switzerland                                     $   137,117         $    69,061
     Germany                                             714,390              24,167
     Austria                                              25,093               7,763
                                                     -----------         -----------
                                                     $   876,600         $   100,991
                                                     ===========         ===========

Earnings before interest, taxes, depreciation
and amortization (EBITDA):
     Switzerland                                     $   277,755         $   467,769
     Germany                                             520,800            (111,904)
     Austria                                             109,719             (48,612)
     Other                                               (69,739)                  0
                                                     -----------         -----------
                                                     $   838,535         $   307,253
                                                     ===========         ===========


                                                       June 30,         December 31,
                                                     -----------        ------------
                                                         1999                1998
                                                     -----------         -----------
Total assets:
     Switzerland                                     $ 6,105,056         $ 6,458,662
     Germany                                          19,032,008           5,722,373
     Austria                                           1,275,048             457,612
     Other                                               375,975                   0
                                                     -----------         -----------
                                                     $26,788,087         $12,638,647
                                                     ===========         ===========

ITEM 2.   Management's Discussion and Analysis or Plan of Operation

OVERVIEW

General.  The Company is a Swiss-based provider of data storage and security
-------
consulting services and solutions. The Company's principal operations consist of the design and implementation of information systems in the areas of data storage, data security and data warehousing. The Company presently conducts business primarily in Germany, Switzerland and Austria.

COPE Reorganization.  On September 25, 1998, the Company consummated a series of
-------------------
transactions (referred to as the "COPE Reorganization") undertaken pursuant to an Amended and Restated Securities Purchase Agreement and Plan of Reorganization dated July 24, 1998 ("Reorganization Agreement") by and among the Company, COPE Holding AG, a Swiss corporation, and the shareholders of COPE Holding AG ("COPE Shareholders"). Pursuant to the Reorganization Agreement, the Company, among other things, (i) effected a one for 58 reverse split of its shares of common stock issued and outstanding immediately prior to the close of the COPE Reorganization, thus reducing its issued and outstanding shares of common stock to approximately 270,654; (ii) sold a controlling interest in its only subsidiary, Glycosyn Pharmaceuticals, Inc., a Delaware corporation, and otherwise divested itself of substantially all of its assets and liabilities on hand immediately prior to the close of the COPE Reorganization; and (iii) issued 2,862,000 shares (post-split) of its common stock in exchange for all of the outstanding capital shares of COPE Holding AG.

Since the COPE Shareholders owned approximately 91.4% of the outstanding shares of the common stock of the Company after giving effect to the COPE Reorganization, COPE Holding AG was deemed the accounting acquirer and the Company's acquisition of COPE Holding AG has been accounted for as a reverse merger under the purchase method. Accordingly, from an accounting standpoint, COPE's equity is carried forward as the equity of the combined entity. There has been no step up in the Company's accounting basis and, as a result, COPE Holding AG is assumed to have acquired the Company at the Company's book value of $0, after giving effect to the consummation of the COPE Reorganization. This adjustment reflects the elimination of the Company's equity and accumulated deficit.

Currency Exchange Rates. The Company regularly enters into certain financial
-----------------------
commitments payable in Swiss Francs, Deutsche Marks and Austrian Schillings. All Swiss Franc based amounts are designated by the symbol SFr. As of August 20, 1999, the Swiss Franc-Dollar exchange rate was 1.50 Swiss Franc to 1 U.S. Dollar.

Although the Company reports its results in US Dollars, virtually all of its sales are denominated in other currencies, including, primarily, Swiss Francs and Deutsche Marks and, to a lesser extent, Austrian Schillings. A significant amount of the Company's cost of sales (i.e., hardware and software purchases) on the other hand, are denominated in US Dollars. Consequently, the Company's cost of doing business is directly affected by any changes in the exchange rate between the US Dollar, on the one hand, and the Swiss Franc and Euro, on the other hand. The financial position and results of operations of the Company and its foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of the Company and its subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in the cumulative translation adjustment account in stockholders' equity.

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Net Revenue.  During the six months ended June 30, 1999, the Company had net
-----------
revenue of $16,563,976, which amounts to an increase of 69.3% over the net revenue of $9,784,089 during the prior year period. The increase in net revenue is due in part to the Company's acquisition of Forum and Hicomp. The Company acquired Forum on June 25, 1998 and Forum has been included in the consolidated operating results for periods subsequent to June 25, 1998. The Company acquired Hicomp on April 19, 1999 and Hicomp has been included in the consolidated operating results for period subsequent to April 19, 1999. The Company believes that approximately $5,500,000 of the increase in revenue over the prior year period is attributable to the Company's acquisition of Forum. The Company believes that approximately $560,000 of the increase in revenue over the prior period is attributable to the Company's acquisition of Hicomp.

     Sales of solutions increased 64.8% during the six months ended June 30, 1999 over the prior year period reaching $14,351,383 as compared to $8,707,773. Sales of solutions consists of revenue from the resale of hardware and software components along with associated consulting services. The reason for the increase in revenue from the sales of solutions is the integration of Forum.

     Sales of services increased 105.6% during the six months ended June 30, 1999 reaching $2,212,593 as compared to $1,076,316 for the prior year period. Sales of services consists of revenue from stand-alone consulting and integration services. The increase in revenue from the sale of services is the result of the Company's decision to emphasize sales of services because of its potential higher profit margin.

Cost of Sales.  During the six months ended June 30, 1999, cost of sales
-------------
increased by 56.7% to $10,698,666 compared to $6,827,545 for the prior year period, representing 74.5% and 78.4%, respectively, of the total revenue from the sale of solutions. Cost of sales consists exclusively of the cost of software and hardware acquired for resale. The decrease in cost of sales as a percentage of revenue from the sale of solutions is the result of the Company's ability to negotiate with its suppliers for lower prices for the products purchased by the Company for resale. At the same time the Company elected to discontinue the pursuit of low margin product sales. During 1997, the Company had chosen to pursue low margin product sales as part of its plan to establish itself in the German market. The Company no longer believes it is necessary or in its best interest to pursue these sales.

Gross Profit.  The Company's gross profit margin for the six months ended June
------------
30, 1999 was 35.4% compared to 30.2% for the prior year period. The increase is primarily attributable to the large internal growth in sales of services as a percentage of total revenue and the increase in the profit margin for products sold in Germany.

Selling, General, Administrative and Consulting Expenses.  The Company's
--------------------------------------------------------
selling, general, administrative and consulting expenses as a percentage of net sales increased between the six months ended June 30, 1999 (28.8%) compared to the prior year period (25.2%). The increase is primarily attributable to the hiring of additional personnel necessary to support the growth in sales of services. In the first quarter of fiscal 1998 the Company reported an impairment loss of $63,004 related to the write-down of an exclusive option for the rights to purchase, develop and market a new technique for the automatic storage of data.

Net Income (Loss). During the six months ended June 30, 1999, COPE had a net
-----------------
loss of $250,860, as compared to net income of $260,617 during the prior year period. The decrease in income is due to the amortization of goodwill involved with COPE's acquisition of Hicomp in April 1999 and Forum in June 1998. Earnings before interest, taxes, depreciation and amortization for the six months ended June 30, 1999 was $838,535, which amounts to an increase of 172.9% over earnings before interest, taxes, depreciation and amortization of $307,253 for the prior year period.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Net Revenue.   During the three months ended June 30, 1999, the Company had net
-----------
revenue of $8,026,062, which amounts to an increase of 56.1% over the net revenue of $5,143,214 during the prior year period. The increase in net revenue is due in part to the Company's acquisition of Forum and Hicomp. The Company acquired Forum on June 25, 1998 and Forum has been included in the consolidated operating results for periods subsequent to June 25, 1998. The Company acquired Hicomp on April 19, 1999 and Hicomp has been included in the consolidated operating results for period subsequent to April 19, 1999. The Company believes that approximately $1,900,000 of the increase in revenue over the prior year period is attributable to the Company's acquisition of Forum, and approximately $560,000 of the increase in revenue to the Company's acquisition of Hicomp.

Sales of solutions increased 55.5% during the three months ended June 30, 1999 over the prior year period reaching $7,096,076 as compared to $4,562,246. Sales of solutions consists of revenue from the resale of hardware and software components along with associated consulting services. The main reason for the increase in revenue from the sale of solutions is the integration of Forum.

Sales of services increased 60.1% during the three months ended June 30, 1999 reaching $929,986 as compared to $580,968 for the prior year period. Sales of services consists of revenue from stand-alone consulting and integration services. The increase is the result of the Company's decision to emphasize sales of services because of its potential higher profit margin. As compared with the first quarter's increase, the increase in the three months ended June 30, 1999 decreased from 158.9% to 60.1%. The increase in the first quarter 1999 was extraordinary high and does not represent an average rate of increase.

Cost of Sales. During the three months ended June 30, 1999, cost of sales
-------------
increased by 37.3% to $5,024,910 compared to $3,660,021 for the prior year period, representing 70.8% and 80.2%, respectively, of the total revenue from the sale of solutions. Cost of sales consists exclusively of the cost of software and hardware acquired for resale. The decrease in cost of sales is the result of the Company's ability to negotiate with its suppliers for lower prices for the products purchased by the Company for resale, as well as the additional revenue from the Company's own backup-software, Hiback and Hibars, which are included in the sales of solutions.

Gross Profit.  The Company's gross profit margin for the three months ended June
------------
30, 1999 was 37.4% compared to 28.8% for the prior year period. The increase is primarily attributable to the large internal growth in sales of services as a percentage of total revenue and the sale of the Company's own software products.

Selling, General, Administrative and Consulting Expenses. The Company's selling,
--------------------------------------------------------
general, administrative and consulting expenses as a percentage of net sales increased between the three months ended June 30, 1999 (29.1%) and the prior year period (24.4%). The increase is primarily attributable to the hiring of additional personnel necessary to support the growth in sales of services.

Net Income (Loss). During the three months ended June 30, 1999, COPE had a net
-----------------
loss of $398,863 as compared to net income of $158,812 during the prior year period. The decrease in income is due to the amortization of goodwill involved with COPE's acquisition of Hicomp in April 1999 and Forum in June 1998. Earnings before interest, taxes, depreciation and amortization for the three months ended June 30, 1999 was $471,186, which amounts to an increase of 157.9% over earnings before interest, taxes, depreciation and amortization of $182,707 for the prior year period.


LIQUIDITY AND FINANCIAL CONDITION

The Company's historical working capital requirements include the financing of all costs involved in the design, implementation and sale of information systems. The Company generally contracts to deliver information systems, including all hardware and software, on a turn-key basis based on fixed price contracts. Consistent with industry practice, the Company generally is not able to obtain significant up-front or progress payments on its contracts providing for the design, implementation and sale of information systems. Accordingly, the Company is generally required to finance its clients' contracts, including the purchase of the hardware and software components of the information systems. As of June 30, 1999, the Company had established short-term overdraft facilities under which the Company and its subsidiaries could borrow up to $ 2,498,218. Amounts drawn down under these facilities are due on demand and collateralized by accounts receivable of the Company and life insurance policies on the major shareholders, Mr. Adrian Knapp and Mr. Stephan
Isenschmid, for $342,700 each. The Company has been successful to date in securing extensions on its lines for purposes of financing certain client contracts as needed, however there can be no assurance that the Company will continue to do so in the future.

In June 1999, the Company filed a Form SB-2 registration statement with the Securities and Exchange Commission for purposes of registering the secondary public offering of shares of its common stock. In the secondary public offering, the Company intends to offer up to 400,000 shares of common stock and a selling shareholder intends to offer 200,000 shares of common stock. Although the secondary public offering is being underwritten on a firm-commitment basis, there can be no assurance as to the success of the offering.

In July 1999, the Company entered into a borrowing agreement with the lead bank for the Company's secondary public offering, Nord/LB, to borrow up to DEM 1,825,000. The note bears interest at the rate of 6% per annum and all interest is due and payable no later than December 15, 1999. The Company intends to repay this note from the proceeds of the secondary public offering.

As of June 30, 1999, the Company had a working capital deficit of approximately $76,188, compared to a working capital position of $155,663 as of December 31, 1998. As of June 30, 1999, the Company had approximately $200,000 available for borrowing under existing lines of credit under a weighted average interest rate of approximately 3%.

The Company believes that it will require significant additional working capital in order to finance continued growth. The Company believes that the proceeds from its secondary public offering, together with its existing capital resources, will be sufficient to meet its capital requirements and finance its continued growth for at least the next twelve months. However, if its capital requirements vary materially from those currently planned, the Company may require additional financing sooner than anticipated. Additional financing may not be available when needed on terms favorable to the Company or at all.

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

The Company is identifying Year 2000 dependencies in its accounting software in Germany and other systems, equipment, and processes and is implementing changes to such systems, updating or replacing such equipment, and modifying such processes to make them Year 2000 compliant. The Company is continuing to assess its internal Year 2000 issues and is in the process of remediation of the critical systems. While management believes the Company's current accounting software systems in the other countries of operations appear to be Year 2000 compliant, the Company intends to upgrade all those systems during fiscal 1999, and will ensure that Year 2000 compliance is a major factor in the selection of the appropriate accounting software package. The Company has also initiated formal communications with many of its significant suppliers and financial institutions to evaluate their Year 2000 compliance plans and state of readiness and to determine whether any Year 2000 issues will impede the ability of such suppliers to continue to provide goods and services to the Company. Each of these suppliers has assured the Company that their goods and services are Year 2000 compliant.

As a general matter, the Company is vulnerable to any failure by its key suppliers to remedy their own Year 2000 issues, which could delay shipments of essential components, there by disrupting or halting the Company's manufacturing operations. Further, the Company also relies, both domestically and internationally, upon governmental agencies, utility companies, telecommunication service companies and other service providers outside of the Company's control. There is no assurance that such suppliers, governmental agencies, financial institutions, or other third parties will not suffer business disruption caused by a Year 2000 issue, and there is little practical opportunity for the Company to test or require Year 2000 compliance from many of those large agencies, companies or providers. Such failures could have a material adverse effect on the Company's business, financial condition and results of operations. In the worst case scenario, a storage or security system installed by the Company could completely collapse and the client could lose forever important data. If this were to happen and the client incurred substantial economic loss, the Company might be held liable for such loss. Additionally, the Company is communicating with its large customers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues.

The Company anticipates that its internal systems, equipment and processes will be substantially Year 2000 compliant by the end of October 1999. A formal budget has not been established, and the cost to the Company of achieving Year 2000 compliance is evolving; however, it is not currently expected to have a material effect on the Company's financial condition or results of operations. The Company has to date spent approximately $30,000 to upgrade computer software and hardware to insure Year 2000 compliance. The Company anticipates that the cost of Year 2000 compliant software (including the upgraded accounting software noted above) is not likely to exceed $50,000, (excluding the costs of the Year 2000 compliance problems associated with the Company's vendors, customers, financial institutions and government agencies noted above) although the Company believes that a significant amount of the total expenditures relating to there placement of such computer hardware and software to keep pace with technological advances would be capitalized and depreciated over the useful life of the applicable asset. The Company estimates that Year 2000 compliance charges will be paid from existing Company working capital, and that the total Year 2000 compliance budget is approximately 50% of the Company's total IT expenditures. While the Company currently expects that the Year 2000 issue will not pose significant internal operational problems, delays in the Company's remediation efforts, or a failure to fully identify all Year 2000 dependencies in the systems, equipment or processes of the Company or its vendors, customers or financial institutions could have material adverse consequences, including delays in the manufacture, delivery or sale of products. Therefore, the Company is considering the development of contingency plans along with its remediation efforts for continuing operations in the event such problems arise.

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

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.
          -----------------

               Inapplicable.


Item 2.   Changes in Securities.
          ---------------------

On April 19, 1999, COPE acquired Hicomp Software Systems GmbH ("Hicomp"), a German software company. Pursuant to a Sale and Assignment of Business Shares entered into on December 21, 1998 between COPE and Mr. Uwe Hinrichs, the president and sole shareholder of Hicomp, COPE issued 420,000 shares of common stock in exchange for all of the outstanding capital shares of Hicomp.


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

          (a)  Exhibits
               --------

               27.1 Financial Data Schedule

               Inapplicable.

          (b)  Reports on Form 8-K
               -------------------

On March, 1999, the Company filed a Form 8-K to report the appointment of ATAG Ernst & Young, a member of Ernst & Young International, as the Company's independent auditors for the fiscal year ending December 31, 1998.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  COPE, Inc.
                                                  (Registrant)


Dated:  August 23, 1999                      By: /s/ MARKUS BERNHARD
                                                ------------------------------
                                                       Markus Bernhard
                                                       Chief Financial Officer