Form 10QSB
period 1999-09-30
COPE INC
filed 1999-11-22
CIK 789847

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)

            [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

            [_]      TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _____________ to ____________


Commission File Number 1-9925

                                   COPE, Inc.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

             Delaware                                    87-0427731
 ---------------------------------           ---------------------------------
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


                                      n/a
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                      Yes   [X]              No    [_]


     As of November 22, 1999, the Company had 3,395,751 shares of its $.001 par value common stock issued and outstanding.

                        PART 1 - FINANCIAL INFORMATION


ITEM 1.  Financial Statements                                                        PAGE
                                                                                     ----
Unaudited Condensed Consolidated Balance Sheets at
  September 30, 1999 and December 31, 1998 .........................................   2
Unaudited Condensed Consolidated Statements of Operations for the three month
  periods and nine month periods ended September 30, 1999 and 1998..................   3
Unaudited Condensed Consolidated Statements of Cash Flows for the
  nine month periods ended September 30, 1999 and 1998..............................   4
Notes to Condensed Consolidated Financial Statements................................   5

                                  COPE, INC.
                     Condensed Consolidated Balance Sheets
                           (Amounts in U.S. Dollars)

ASSETS
                                                           September 30,   December 31,
                                                               1999            1998
                                                           -------------   ------------
Current assets
  Cash and cash equivalents                                 $   955,974     $ 1,303,114
  Trade accounts receivable                                   4,365,880       5,418,777
  Inventories (net of provision of $80,980 and $89,455)       2,014,449       2,433,790
  Other current assets                                        2,563,826         450,013
                                                            -----------     -----------
Total current assets                                          9,900,129       9,605,694

Property, plant and equipment, net                            1,005,543         751,235
Loans receivable from related party                           1,784,006         635,700
Loans receivable, other                                           7,903          26,350
Goodwill (net of amortization of $1,555,693 and $69,578)     14,875,336         938,788
Intangible assets                                                73,087          88,385
Deferred income taxes                                           886,406         592,495
                                                            -----------     -----------
TOTAL ASSETS                                                $28,532,410     $12,638,647
                                                            ===========     ===========

LIABILITIES

Current liabilities:
  Short-term borrowings                                     $ 5,088,195     $ 2,385,303
  Trade accounts payable                                      4,622,306       5,650,422
  Customer advances                                                   0         216,558
  Other current liabilities                                   2,417,148         802,384
  Current income taxes payable                                        0         179,012
  Deferred income taxes                                         211,610         216,352
                                                            -----------     -----------
Total current liabilities                                    12,339,259       9,450,031
                                                            -----------     -----------
Commitments and contingent liabilities

SHAREHOLDERS' EQUITY

Shareholders' equity:
   Share capital:                                                 3,596           3,153
    Common stock, $0.001 par value
    Authorized shares 30,000,000
    Issued and outstanding shares 3,595,751
     (3,152,861 in 1998)
  Additional paid in capital                                 15,276,065         506,031
  Accumulated other comprehensive income
    Cumulative translation adjustment                           (65,843)         31,852
  Retained earnings                                             979,333       2,647,580
                                                            -----------     -----------
Total Shareholders' equity                                   16,193,151       3,188,616
                                                            -----------     -----------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $28,532,410     $12,638,647
                                                            ===========     ===========

See accompanying notes to condensed consolidated financial statements

                                  COPE, INC.
                  Condensed Consolidated Statements of Income
                 (Amounts in U.S. Dollars except share amount)

           For the three month periods and nine month periods ended
                          September 30, 1999 and 1998
                                  (Unaudited)

                                              Three month periods            Nine month periods
                                              ended September 30,            ended September 30,
                                           --------------------------    ----------------------------
                                              1999           1998            1999            1998
                                           -----------    -----------    ------------    ------------
Net Revenue
  Sales of solutions                       $ 7,421,082    $ 6,689,964    $ 21,772,465    $ 15,397,697
  Sales of services                            920,463        850,920       3,133,056       1,927,236
                                           -----------    -----------    ------------    ------------
Total revenue                                8,341,545      7,540,884      24,905,521      17,324,933
Cost of sales                               (5,862,695)    (5,278,710)    (16,561,361)    (12,106,255)
                                           -----------    -----------    ------------    ------------
Gross profit                                 2,478,850      2,262,174       8,344,160       5,218,678
                                           -----------    -----------    ------------    ------------
Operating expenses:
  Selling, general and administrative
    Expenses                                (3,107,541)    (1,937,802)     (7,881,755)     (4,404,372)
  Consultancy expenses                         (90,668)       (31,546)       (343,229)       (145,206)
  Depreciation                                (112,046)       (64,118)       (302,363)       (165,653)
  Impairment of intangibles assets                   0              0               0         (63,004)
  Amortization of goodwill and other
    intangibles assets                        (799,832)       (32,860)     (1,486,115)        (48,373)
                                           -----------    -----------    ------------    ------------
Total operating expenses                    (4,110,087)    (2,066,326)    (10,013,462)     (4,826,608)

Operating income/(loss)                     (1,631,237)       195,848      (1,669,302)        392,070

Other income (expense):
  Interest expense                             (63,151)       (39,781)       (146,280)        (72,483)
  Interest income                                    0          1,818          40,836           2,996
  Interest income from related party             4,946              0          15,295
  Other                                        (31,635)            (6)        (31,834)           (820)
                                           -----------    -----------    ------------    ------------
                                               (89,840)       (37,969)       (121,983)        (70,307)
                                           -----------    -----------    ------------    ------------
Earnings/(loss) before taxes                (1,721,077)       157,879      (1,791,285)        321,763

Current income taxes                            37,454        (16,018)              0         (63,012)
Deferred income taxes                          266,236         33,192         123,038         176,879
                                           -----------    -----------    ------------    ------------
                                               303,690         17,174         123,038         113,867
                                           -----------    -----------    ------------    ------------
Net income/(loss)                          $(1,417,387)   $   175,053    $ (1,668,247)   $    435,630
                                           -----------    -----------    ------------    ------------
  Translation adjustment, net of tax           (66,568)       251,530         (97,699)        181,368
                                           -----------    -----------    ------------    ------------
Total comprehensive income (loss)           (1,483,955)       426,583      (1,765,942)        576,998
                                           ===========    ===========    ============    ============
Basic earnings/(loss) per share            $     (0.39)   $      0.06    $      (0.49)   $       0.14
Diluted earnings/(loss) per share          $     (0.39)   $      0.06    $      (0.49)   $       0.14

Weighted average shares outstanding:
  Basic                                      3,595,751      3,132,654       3,418,217       3,132,654
  Diluted                                    3,595,751      3,146,391       3,418,217       3,144,432

See accompanying notes to condensed consolidated financial statements

                                  COPE, INC.
                Condensed Consolidated Statements of Cash Flows
                           (Amounts in U.S. Dollars)

         For the nine month periods ended September 30, 1999 and 1998
                                  (Unaudited)

                                                                           Nine month periods ended
                                                                         ----------------------------
                                                                         September 30,  September 30,
                                                                             1999           1998
                                                                         -------------  -------------
Cash flow provided by operating activities
Net income/(loss)                                                         $(1,668,247)    $   435,630

Adjustments to reconcile net income to net
  cash used by operating activities
  Depreciation                                                                302,363         165,653
  Impairment of intangibles assets                                                  0          63,004
  Amortization of goodwill and other intangibles assets                     1,486,115          48,373
  Deferred income taxes                                                      (123,038)       (176,897)

Effects of changes in operating assets and liabilities

  Accounts receivable                                                       1,155,103       2,351,596
  Inventories                                                                 419,341         912,550
  Other current assets                                                     (2,091,269)       (109,481)
  Accounts payable                                                         (1,447,390)     (4,259,521
  Customer advances                                                          (216,558)       (316,301)
  Other current liabilities                                                   666,052        (439,106)
                                                                          -----------     -----------
Net cash flow used by operating activities                                 (1,517,528)     (1,324,482)
                                                                          -----------     -----------
Cash flow used/provided in investing activities
  Purchase of property, plant and equipment                                  (397,689)       (261,698)
  Loans receivables                                                        (1,129,859)        336,984
  Acquisition of businesses/net of cash acquired                                    0         437,002
                                                                          -----------     -----------
Net cash flow provided/used by investing activities                        (1,527,548)        512,288
                                                                          -----------     -----------
Cash flow provided by financing activities
  Issuance of common stock                                                    188,076               0
  Increase of short term borrowings                                         2,570,240         846,603
                                                                          -----------     -----------
Net cash flow provided/used by financing activities                         2,758,316         846,603

Effect of exchange rate changes on cash                                       (60,380)        (32,973)

Net decrease of cash and cash equivalents                                    (347,140)          1,436

Cash and cash equivalents at beginning of the period                        1,303,114         678,936
                                                                          -----------     -----------
Cash and cash equivalents at end of the period                            $   955,974     $   680,372
                                                                          ===========     ===========
Supplemental cash flow disclosure
  Interest paid                                                           $   146,280     $    72,483
  Income taxes paid                                                            53,759          32,478
  Noncash investing and financing activities:
    Short-term borrowings assumed in acquisition of business                  132,652         956,543
    Short-term borrowings incurred to effect acquisition of business                0         624,324
  Cash acquired in acquisition                                                      0         939,002

                                  COPE, INC.

             Notes to Condensed Consolidated Financial Statements
                                  (unaudited)
               As of  September 30, 1999 and for the nine month
                   periods ended September 30, 1999 and 1998


NOTE 1-BASIS OF PRESENTATION

These condensed consolidated financial statements of COPE, Inc., a Delaware corporation (the "Company"), do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in the COPE's Annual Report on Form 10-KSB for the year ended December 31, 1998. In the opinion of management, the financial information set forth in the accompanying condensed consolidated financial statements reflect all adjustments necessary for a fair statement of the periods reported, and all such adjustments were of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

Accounting Change

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting the Costs of Start-Up Activities", which requires that costs related to start-up activities be expensed as incurred. Prior to 1999, the COPE capitalized its start-up costs and amortized them over four years. COPE adopted the provisions of the SOP as of January 1. 1999. There was no material impact on net income or financial position as a result of the adoption of SOP 98-5.

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

The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values at the date of the Forum acquisition as follows:

Cash                                                            $       939,002
Accounts receivable                                                   2,549,374
Inventories                                                           1,059,078
Accounts payable                                                     (3,424,274)
Short-term borrowings                                                  (956,543)
Other, net                                                              (41,229)
                                                                ---------------
Net fair value of assets acquired and liabilities assumed               125,408
Goodwill                                                                837,569
                                                                ---------------
Purchase price                                                          962,977
                                                                ===============

Cash paid for Forum                                                     338,653
Short-term borrowings assumed                                           624,324
                                                                ---------------
Purchase price                                                          962,977
                                                                ===============

Cash acquired in acquisition of Forum                                   939,002
Cash paid for Forum                                                    (338,653)
Cash paid for other business                                           (163,347)
                                                                ---------------
Net cash flow impact of acquisitions of business                $       437,002
                                                                ===============

On April 19, 1999, the COPE acquired Hicomp Software Systems GmbH ("Hicomp"), a German software company, in a stock transaction accounted for by the purchase method of accounting. COPE issued 420,000 new shares in exchange for all outstanding Hicomp shares. Accordingly, the operating results of Hicomp have been included in the consolidated operating results from the date of acquisition. The excess of the purchase price over the fair value of net assets acquired was $15,417,264 and has been recorded as goodwill, which is being amortized on a straight line basis over five years. Hicomp, headquartered in Hamburg, Germany, develops back-up and retrieval software products. Its leading products, Hiback and Hibars, are multi-platform back-up solutions recognized for performance and flexibility.

Additionally, the former shareholder of Hicomp granted COPE a purchase option, expiring June 30, 2000, to acquire all of the capital shares of two U.S. corporations owned by the shareholder, which are engaged in the business of distributing Hiback and Hibars software in the U.S., at the then market price based on negotiations between the two parties. No consideration was paid for the option. The option represents a right of first refusal only and gives the company no price advantage since this is stipulated to be based on the market price at the date of acquisition. Accordingly, no value has been allocated to the option as part of the allocation of the purchase price of Hicomp.

In October 1999, COPE repurchased from the former shareholders of Hicomp 200,000, of the common shares issued by COPE in the acquisition at a price of DEM 7,200,000, ($3,958,000).

The Hicomp assets acquired and liabilities assumed have been recorded at their estimated fair values at the date of the Hicomp acquisition, and are subject to adjustment pending completion of final valuations. A summary of the assets acquired, liabilities assumed and consideration paid follows:

Accounts receivable.........................................   $   102,005
Other current assets........................................        22,544
Property, plant and equipment...............................       146,399
Other assets................................................       215,614

Short-term borrowings                                             (132,652)
Accounts payable............................................      (240,262)
Other current liabilities...................................      (444,353)
Noncurrent liabilities......................................      (264,159)
                                                               -----------
Net fair value of assets acquired and liabilities assumed...      (594,864)
Goodwill....................................................    15,417,264
                                                               -----------
Purchase Price..............................................    14,822,400
                                                               ===========
Value of the securities issued                                 $14,582,400
Estimated acquisition costs                                        240,000
                                                               -----------
Purchase price                                                  14,822,400
                                                               ===========
Estimated annual amortization
(based on amortization period of five years)                   $ 3,083,453

The pro forma unaudited results of operations for the nine months ended September 30, 1999 and September 30, 1998, assuming consummation of the purchases as of the beginning of the periods presented, are as follows:

                                         Nine month periods ended
                                               September 30,
                                           1999           1998
                                        -----------     ----------
Net revenue                              25,356,428     27,579,319
Net loss                                 (2,464,983)    (1,646,632)

Per share data:
Basic earnings (loss)                         (0.69)         (0.50)

NOTE 4 - OTHER CURRENT ASSETS

Other current assets include $827,645 of deferred transaction costs relating to COPE's planned listing on the Frankfurt Stock Exchange "Neuer Markt" and will be applied against the expected additional paid in capital to be realized from the issue of new common stock. Should this listing not take place, these costs will be charged to income.


NOTE 5 - IMPAIRMENT OF INTANGIBLES ASSETS

In the first quarter of fiscal 1998, COPE reported an impairment loss of $63,004 related to the write-down of an exclusive option for the rights to purchase, develop and market a new technique for the automatic storage of data. The option was acquired in 1997. In the first quarter of 1998, COPE conducted an in-house pilot demonstration of the technique, which indicated that the technique had less value than previously believed. As a result, management reduced the carrying value of the asset to the estimated fair market value based on the estimated amount recoverable upon sale to a third party.


NOTE 6 - COMMON STOCK AND STOCK OPTION PLAN

During 1998, COPE adopted the 1998 Stock Option Plan ("1998 Plan") which provides for the granting of either incentive stock options or non-qualified stock options to employees, officers, directors, consultants and independent contractors of COPE. Under the 1998 Plan, COPE is authorized to grant a maximum of 400,000 stock options for terms of up to ten years (five years in the case of incentive stock options granted to greater than 10% stockholders). Options are subject to forfeiture upon termination of employment or other relationship with COPE and the 1998 Plan terminates in August 2008. In January 1999, COPE granted to employees options to purchase 129,900 shares of COPE's common stock at exercise prices ranging from $20.00 to $50.00 per share. The options vest in installments commencing in 2000. All options outstanding were granted at prices which were above market price as of the date of grant and, accordingly, no compensation expense has been recognized. On April 30, 1999, COPE issued 22,390 shares of common stock upon exercise of outstanding common stock purchase options. On November 8, 1999 COPE issued 5,174 shares of common stock upon exercise of outstanding common stock purchase warrants.


NOTE 7 - SEGMENT AND GEOGRAPHIC DATA

In 1998, COPE adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which superceded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not effect results of operations or financial position, but did effect the disclosure of segment information.

Management, via country managing directors, controls operations on a geographic basis with subsidiaries located in Switzerland, Germany and Austria and uses earnings before interest, taxes, depreciation and amortization

(EBITDA) as its measure of segment profit or loss. Management decided to change the measurement from EBIT (Earnings before interest and taxes) to EBITDA after the Hicomp acquisition because of the high goodwill amortization COPE will have in the next five years. Earnings before interest, taxes, depreciation and amortization is defined as net income plus the following:

 . extraordinary items and cumulative effect of accounting change; . provision for income taxes;
 .  interest expense; and
 .  Depreciation and amortization

Earnings before interest, taxes, depreciation and amortization is presented not as an alternative measure of operating results or cash flow operations as determined in accordance with generally accepted accounting principles, but because it is a widely accepted financial indicator of a company's ability to incur and service debt.

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

Information concerning COPE's reportable segments is summarized as follows by location of operations (Switzerland: COPE Holding AG, COPE AG; Germany: COPE GmbH and Hicomp Software Systems GmbH, Austria: COPE Handelsges.mbH; Other:
COPE, Inc.; intercompany sales are generally at purchase cost):

                                                        Nine months period
                                                        ended September 30,
                                                    ---------------------------
                                                       1999            1998
                                                    -----------     -----------
Total revenue:
  Switzerland                                       $10,073,915     $10,682,445
  Germany                                            12,995,445       5,617,664
  Austria                                             1,889,796       1,075,776
                                                    -----------     -----------
                                                    $24,959,156     $17,375,885
                                                    ===========     ===========
Sales between geographic areas:
  Switzerland                                       $    39,859     $    29,460
  Germany                                                11,854          12,275
  Austria                                                 1,922           9,217
                                                    -----------     -----------
                                                    $    53,635     $    50,952
                                                    ===========     ===========
Total revenue from external customers:
  Switzerland                                       $10,034,056     $10,652,985
  Germany                                            12,983,591       5,605,389
  Austria                                             1,887,874       1,066,559
                                                    -----------     -----------
                                                    $24,905,521     $17,324,933
                                                    ===========     ===========
Depreciation and amortization:
  Switzerland                                       $   202,814     $   224,041
  Germany                                             1,542,283          39,490
  Austria                                                43,381          13,499
                                                    -----------     -----------
                                                    $ 1,788,478     $   277,030
                                                    ===========     ===========
Earnings before interest, taxes, depreciation
 and amortization (EBITDA):
  Switzerland                                       $  (430,110)    $   715,416
  Germany                                               569,362         (17,252)
  Austria                                                52,303              36

  Other                                                   (104,213)        (29,920)
                                                       -----------     -----------
                                                       $    87,342     $   668,280
                                                       ===========     ===========
Reconciliation of EBITDA to earnings before taxes:

Earnings before interest, taxes, depreciation and
 amortization (EBITDA):
  Switzerland                                          $  (430,110)    $   715,416
  Germany                                                  569,362         (17,252)
  Austria                                                   52,303              36
  Other                                                   (104,213)        (29,920)
                                                       -----------     -----------
                                                       $    87,342     $   668,280
                                                       ===========     ===========
Depreciation and amortization:
  Switzerland                                          $  (202,814)    $  (224,041)
  Germany                                               (1,542,283)        (39,490)
  Austria                                                  (43,381)        (13,499)
                                                       -----------     -----------
                                                       $(1,788,478)    $  (277,030)
                                                       ===========     ===========
Interest, net:
  Switzerland                                          $   (52,528)    $   (39,357)
  Germany                                                  (34,396)        (26,673)
  Austria                                                   (3,225)         (3,457)
                                                       -----------     -----------
                                                       $   (90,149)    $   (69,487)
                                                       -----------     -----------
Earnings before taxes                                  $(1,791,285)    $   321,763
                                                       ===========     ===========
                                                        June 30,       December 31,
                                                       -----------     ------------
                                                          1999             1998
                                                       -----------     ------------
Total assets:
  Switzerland                                          $ 7,383,670      $ 6,458,662
  Germany                                               19,239,310        5,722,373
  Austria                                                  943,360          457,612
  Other                                                    966,070                0
                                                       -----------      -----------
                                                       $28,532,410      $12,638,647
                                                       ===========      ===========

ITEM 2.    Management's Discussion and Analysis or Plan of Operation

OVERVIEW

General.  COPE is a Swiss-based provider of data storage and security services
-------
and solutions. COPE presently conducts business throughout Germany, Switzerland and Austria.

COPE Reorganization. On September 25, 1998, COPE consummated a series of
-------------------
transactions (referred to as the "COPE Reorganization") undertaken pursuant to an Amended and Restated Securities Purchase Agreement and Plan of Reorganization dated July 24, 1998 ("Reorganization Agreement") by and among COPE, COPE Holding AG, a Swiss corporation, and the shareholders of COPE Holding AG ("COPE Shareholders"). Pursuant to the Reorganization Agreement, COPE, among other things, (i) effected a one for 58 reverse split of its shares of common stock issued and outstanding immediately prior to the close of the COPE Reorganization, thus reducing its issued and outstanding shares of common stock to approximately 270,654; (ii) sold a controlling interest in its only subsidiary, Glycosyn Pharmaceuticals, Inc., a Delaware corporation , and otherwise divested itself of substantially all of its assets and liabilities on hand immediately prior to the close of the COPE Reorganization; and (iii) issued 2,862,000 shares (post-split) of its common stock in exchange for all of the outstanding capital shares of COPE Holding AG.

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

Currency Exchange Rates. COPE regularly enters into contracts payable in Swiss
-----------------------
Francs, German Marks and Austrian Schillings.

Although COPE reports its results in US Dollars, virtually all of its sales are denominated in other currencies, primarily, Swiss Francs and German Marks and, to a lesser extent, the Austrian Schillings, and Euro. A significant amount of COPE's cost of sales (i.e., hardware and software purchases) on the other hand, are denominated in US Dollars. Consequently, COPE's cost of doing business is directly affected by any changes in the exchange rate between the US Dollar, on the one hand, and the Swiss Franc or German Mark, on the other hand. The financial position and results of operations of COPE and its foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of COPE and its subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in the cumulative translation adjustment account in stockholders' equity.

COPE typically enters into forward exchange contracts covering fifty percent (50%) of its hardware and software purchases for its client contracts in order to mitigate the adverse effects of currency exchange fluctuations. However, these actions generally provide only a partial mitigation of the adverse effects of changes in currency rates and there can be no assurance that changes in currency rates in the future will not have a material adverse affect on COPE's business, operating results or financial condition and results of operations.

RESULTS OF OPERATIONS

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Net Revenue.  During the nine months ended September 30, 1999, the Company
-----------
had net revenue of $24,905,521, which amounts to an increase of 43.7% over the net revenue of $17,324,933 during the prior year period. The increase in net revenue is due in part to COPE's acquisition of Forum and Hicomp. COPE acquired Forum on June 25, 1998 and Forum has been included in the consolidated operating results for periods subsequent to June 25, 1998. COPE acquired Hicomp on April 19, 1999 and Hicomp has been included in the consolidated operating results for period subsequent to April 19, 1999. COPE believes that approximately $4,100,000 of the increase in revenue over the prior year period is attributable to COPE's acquisition of Forum. COPE believes that approximately $840,000 of the increase in revenue over the prior period is attributable to COPE's acquisition of Hicomp.

     Sales of solutions increased 41.4% during the nine months ended September 30, 1999 over the prior year period reaching $21,772,465 as compared to $15,397,697. Sales of solutions consist of revenue from the resale of hardware and software components along with associated consulting services. The reason for the increase in revenue from the sales of solutions is the integration of Forum.

     Sales of services increased 62.6% during the nine months ended September 30, 1999 reaching $3,133,056 as compared to $1,927,236 for the prior year period. Sales of services consist of revenue from stand-alone consulting and integration services. The increase in revenue from the sale of services is the result of COPE's decision to emphasize sales of services because of its potential higher profit margin.

Cost of Sales.  During the nine months ended September 30, 1999, cost of sales
--------------
increased by 36.8% to $16,561,361 compared to $12,106,255 for the prior year period, representing 76.1% and 78.6%, respectively, of the total revenue from the sale of solutions. Cost of sales consists exclusively of the cost of software and hardware acquired for resale. The decrease in cost of sales as a percentage of revenue from the sale of solutions is the result of COPE's ability to negotiate with its suppliers for lower prices for the products purchased by COPE for resale. At the same time COPE elected to discontinue the pursuit of low margin product sales. During 1997, COPE had chosen to pursue low margin product sales as part of its plan to establish itself in the German market. COPE no longer believes it is necessary or in its best interest to pursue these sales.

Gross Profit.  COPE's gross profit margin for the nine months ended September
------------
30, 1999 was 33.5% compared to 30.1% for the prior year period. The increase is primarily attributable to the large internal growth in sales of services as a percentage of total revenue and the increase in the profit margin for products sold in Germany.

Selling, General, Administrative and Consulting Expenses.  COPE's selling,
--------------------------------------------------------
general, administrative and consulting expenses as a percentage of net sales increased between the nine months ended September 30, 1999 (31.6%) compared to the prior year period (25.4%). The increase is attributable to COPE's large investment for research and development, sales and marketing growth for its newly acquired software products, Hiback and Hibars, during the three months ended September 30, 1999 and the hiring of additional personnel necessary to support the growth in sales of services. In the first quarter of fiscal 1998, COPE reported an impairment loss of $63,004 related to the write-down of an exclusive option for the rights to purchase, develop and market a new technique for the automatic storage data.

Net Income/(Loss). During the nine months ended September 30, 1999, COPE had a
-----------------
net loss of $1,668,247 as compared to net income of $435,630 during the prior year period. The decrease in income is mainly attributable to the amortization of goodwill involved with COPE's acquisition of Hicomp in April 1999 and Forum in June 1998 and the increase in research and development, selling and marketing expenses of approximately $600,000 during the three months ended September 30, 1999 relating to the Hiback and Hibars software products. Earnings before interest, taxes, depreciation and amortization for the nine months ended September 30, 1999 was $87,342, which amounts to a decrease of 86.9% over earnings before interest, taxes, depreciation and amortization of $668,280 for the prior year period. The decrease in earnings before interest, taxes, depreciation and amortization between 1999 and 1998 is mainly due to the increase in research and development, selling and marketing expenses of approximately $600,000 during the three months ended September 30, 1999 relating to the Hiback and Hibars software products.

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Net Revenue.  During the three months ended September 30, 1999, COPE had
-----------
net revenue of $8,341,545, which amounts to an increase of 10.6% over the net revenue of $7,540,884 during the prior year period. The increase in net revenue is due in part to COPE's acquisition of Hicomp. COPE acquired Hicomp on April 19, 1999 and Hicomp has been included in the consolidated operating results for period subsequent to April 19, 1999. Approximately $280,000 of the increase in revenue over the prior year period is attributable to COPE's acquisition of Hicomp.

Sales of solutions increased 10.9% during the three months ended September 30, 1999 over the prior year period reaching $7,421,082 as compared to $6,689,964. Sales of solutions consist of revenue from the resale of hardware and software components along with associated consulting services.

Sales of services increased 8.2% during the three months ended September 30, 1999 reaching $920,463 as compared to $850,920 for the prior year period. Sales of services consist of revenue from stand-alone consulting and integration services. The increase is the result of COPE's decision to emphasize sales of services because of its potential higher profit margin.

Cost of Sales.  During the three months ended September 30, 1999, cost of sales
-------------
increased by 11.1% to $5,862,695 compared to $5,278,710 for the prior year period, representing 79.0% and 78.9%, respectively, of the total revenue from the sale of solutions. Cost of sales consists exclusively of the cost of software and hardware acquired for resale.

Gross Profit.  COPE's gross profit margin for the three months ended September
------------
30, 1999 was 29.7% compared to 30.0% for the prior year period. The small decrease is primarily attributable to the smaller internal growth in sales of services as a percentage of total revenue in three months ended September 30. 1999 compared to the prior year period.

Selling, General, Administrative and Consulting Expenses.  COPE's selling,
--------------------------------------------------------
general, administrative and consulting expenses as a percentage of net sales increased between the three months ended September 30, 1999 (37.2%) and the prior year period (25.7%). The increase is attributable to COPE's large investment for research & development, sales and marketing for the software products Hiback and Hibars in the three months ended September 30, 1999.

Net Income/(Loss). During the three months ended September 30, 1999, COPE had a
-----------------
net loss of $1,417,387 as compared to net income of $175,053 during the prior year period. The decrease in income is due to the amortization of goodwill ($799,832 compared to $32,860 for the prior year period) involved with COPE's acquisition of Hicomp in April 1999 and Forum in June 1998 and the expenses related to the Hiback and Hibars software products of approximately $600,000 in the three months ended September 30, 1999. Earnings before interest, taxes, depreciation and amortization for the three months ended September 30, 1999 was ($750,994) compared to $292,826 for the prior year period. The decrease is mainly due to the increase in research and development, selling and marketing expenses of approximately $600,000 during the three months ended September 30, 1999, relating to the Hiback and Hibars software products.


LIQUIDITY AND FINANCIAL CONDITION

COPE's historical working capital requirements include the financing of all costs involved in the design, implementation and sale of information systems. COPE generally contracts to deliver information systems, including all hardware and software, on a turn-key basis based on fixed price contracts. Consistent with industry practice, COPE generally is not able to obtain significant up-front or progress payments on its contracts providing for the design, implementation and sale of information systems. Accordingly, COPE is generally required to finance its clients' contracts, including the purchase of the hardware and software components of the information systems. As of September 30, 1999, COPE had established short-term overdraft facilities under which COPE and its subsidiaries could borrow up to $4,223,142. Amounts drawn down under these facilities are due on demand and collateralized by accounts receivable of COPE and life insurance policies on the major shareholders, Mr. Adrian Knapp and Mr. Stephan Isenschmid for $342,700 each. COPE has been successful to date in securing extensions on its lines for purposes of financing certain client contracts and, in the most recent months, also the costs of COPE's proposed secondary public offering as needed, however there can be no assurance that COPE will continue to do so in the future.

During the second quarter of 1999, COPE filed a Form SB-2 registration statement with the Securities and Exchange Commission for purposes of registering the secondary public offering of shares of its common stock. Although the secondary public offering is being underwritten on a firm-commitment basis, there can be no assurance as to the success of the offering.

In July 1999, COPE entered into a borrowing agreement with the lead bank for COPE's secondary public offering, Nord/LB, to borrow up to DEM 1,825,000. The note bears interest at the rate of 6% per annum and all interest is due and payable no later than March 15, 2000. COPE intends to repay this note from the proceeds of the secondary public offering.

In October 1999, COPE entered into a borrowing agreement with the lead bank for COPE's secondary public offering, Nord/LB, to borrow up to DEM 2,500,000. The note bears interest at the rate of 6% per annum and all interest is due and payable no later than March 31, 2000. COPE intends to repay this note from the proceeds of the secondary public offering.

In October 1999, COPE entered into a borrowing agreement with a third party, to borrow up to CHF 1,000,000. COPE intends to repay this note from the proceeds of the secondary public offering. The note does not bear interest however COPE has agreed to issue to the lender 1,000 shares of common stock for each quarter that the principal amount remains outstanding.

In October 1999, COPE entered into a borrowing agreement with Adrian Knapp, to borrow up to CHF 1,200,000. The note bears interest at the rate of 8.5% per annum. COPE intends to repay this note from the proceeds of the secondary public offering. COPE used this loan for financing the repurchase of 200,000 common shares from the former shareholder of Hicomp in October 1999.

As of September 30, 1999, COPE had a working capital deficit of approximately $2,439,130, compared to a working capital position of $155,663 as of December 31, 1998. As of September 30, 1999, COPE had approximately $90,921 available for borrowing under existing lines of credit under a weighted average interest rate of approximately 3.7%.

COPE believes that it will require an additional $1,000,000 of working capital over the next twelve months in order to finance continued operations and planned growth. COPE intends to pursue the additional capital by way of its proposed secondary public offering. COPE believes that the net proceeds form the secondary offering, together with its existing capital resources, will be sufficient to meet its capital requirements and finance its continued growth for at least the next twelve months. However, there can be no assurance that the proposed secondary offering will be completed or, if the offering is unsuccessful, that COPE can obtain the required capital from alternative sources. In addition, COPE's capital requirements may vary materially from those currently planned, in which case COPE may require additional financing sooner than anticipated. Additional financing may not be available when needed on terms favorable to COPE or at all.

YEAR 2000 ISSUE

The Year 2000 issue is the result of computer programs, microprocessors, and embedded date reliant systems using two digits rather than four to define the applicable year. If such programs are not corrected, date data concerning the Year 2000 could cause many systems to fail, lock up or generate erroneous results. COPE considers a product to be "Year 2000 compliant" if the product's performance and functionality are unaffected by processing of dates prior to, during and after the Year 2000, but only if all products (for example hardware, software and firmware) used with the product properly exchange accurate date data with it.

COPE believes that it may be possible that litigation may be brought against vendors, including COPE, of all component products of systems that are unable to properly manage data related to the Year 2000. COPE's agreements with customers and end users typically contain provisions designed to limit COPE's liability for such claims. It is possible, however, that these measures will not provide protection from liability claims, as a result of existing or future federal, state or local laws or ordinances or unfavorable judicial decisions. Any such claims, with or without merit, could result in a material adverse effect on COPE's business, financial condition and results of operations, customer satisfaction issues and potential lawsuits.

COPE is identifying Year 2000 dependencies in its accounting software in Germany and other systems, equipment, and processes and is implementing changes to such systems, updating or replacing such equipment, and modifying such processes to make them Year 2000 compliant. COPE is continuing to assess its internal Year 2000 issues and is in the process of remediation of the critical systems. While management believes COPE's current accounting software systems in the other countries of operations appear to be Year 2000 compliant, COPE intends to upgrade all those systems during fiscal 1999, and will ensure that Year 2000 compliance is a major factor in the selection of the appropriate accounting software package. COPE has also initiated formal communications with many of its significant suppliers and financial institutions to evaluate their Year 2000 compliance plans and state of readiness and to determine whether any Year 2000 issues will impede the ability of such suppliers to continue to provide goods and services to COPE. Each of these suppliers has assured COPE that their goods and services are Year 2000 compliant.

As a general matter, COPE is vulnerable to any failure by its key suppliers to remedy their own Year 2000 issues, which could delay shipments of essential components, there by disrupting or halting COPE's manufacturing operations. Further, COPE also relies, both domestically and internationally, upon governmental agencies, utility companies, telecommunication service companies and other service providers outside of COPE's control. There is no assurance that such suppliers, governmental agencies, financial institutions, or other third parties will not suffer business disruption caused by a Year 2000 issue, and there is little practical opportunity for COPE to test or require Year 2000 compliance from many of those large agencies, companies or providers. Such failures could have a material adverse effect on COPE's business, financial condition and results of operations. In the worst case scenario, a storage or security system installed by COPE could completely collapse and the client could lose forever important data. If this were to happen and the client incurred substantial economic loss, COPE might be held liable for such loss. Additionally, COPE is communicating with its large customers to determine the extent to which COPE is vulnerable to those third parties' failure to remedy their own Year 2000 issues.

COPE anticipates that its internal systems, equipment and processes will be substantially Year 2000 compliant by the end of October 1999. A formal budget has not been established, and the cost to COPE of achieving Year 2000 compliance is evolving; however, it is not currently expected to have a material effect on COPE's financial condition or results of operations. COPE has to date spent approximately $30,000 to upgrade computer software and hardware to insure Year 2000 compliance. COPE anticipates that the cost of Year 2000 compliant software (including the upgraded accounting software noted above) is not likely to exceed $50,000, (excluding the costs of the Year 2000 compliance problems associated with COPE's vendors, customers, financial institutions and government agencies noted above) although COPE believes that a significant amount of the total expenditures relating to there placement of such computer hardware and software to keep pace with technological advances would be capitalized and depreciated over the useful life of the applicable asset. COPE estimates that Year 2000 compliance charges will be paid from existing Company working capital, and that the total Year 2000 compliance budget is approximately 50% of COPE's total IT expenditures. While COPE currently expects that the Year 2000 issue will not pose significant internal operational problems, delays in COPE's remediation efforts, or a failure to fully identify all Year 2000 dependencies in the systems, equipment or processes of COPE or its vendors, customers or financial institutions could have material adverse consequences, including delays in the manufacture, delivery or sale of products. Therefore, COPE is considering the development of contingency plans along with its remediation efforts for continuing operations in the event such problems arise.

Euro Conversion

On January 1, 1999, eleven of the fifteen member countries of the European Union ("EU") established fixed conversion rates between their existing sovereign currencies and the Euro, and adopted the Euro as their common legal currency. A significant portion of COPE's transactions will be denominated in Euros. COPE has successfully adapted its information systems and practices to accommodate the Euro in those EU member countries in which it offers its services. Euro conversion is expected to generally increase cross-border price transparency among the participating countries and result in a more competitive European market. COPE is uncertain as to the effect, if any, that Euro conversion will have on its ability to sell its products and services in the European market. Euro conversion could potentially impact pricing strategies and demand for COPE's services in the European market, lead to increased competition within the European market for the specific types of services sold by COPE, or impact COPE's relationships with vendors and licensors. There can be no assurance that Euro conversion will not have a material, adverse effect on COPE's business, financial condition and results of operation.


FORWARD LOOKING STATEMENTS

This Form 10-QSB contains certain forward-looking statements that are based on COPE's beliefs as well as assumptions made by and information currently available to COPE. When used herein, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including (i) the intense competition in COPE's industry; (ii) future developments and changes in prevailing technologies and standards in the data storage industry; (iii) availability of additional capital as required; and (iv) general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. COPE caution shareholders of COPE and potential investors not to place undue reliance on any such forward-looking statements, all of which speak only as of the date made.

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

              Inapplicable.


Item 5.  Other Information.
         -----------------

              Inapplicable.


Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

         (a)  Exhibits
              --------

              Exhibit 27 - Financial Data Schedule.

         (b)  Reports on Form 8-K
              -------------------

              Inapplicable.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         COPE, Inc.
                                         (Registrant)


Dated:  November 22, 1999                By:  /s/ MARKUS BERNHARD
                                            ----------------------------
                                            Markus Bernhard
                                            Chief Financial Officer