Form 10KSB
period 1999-12-31
COPE INC
filed 2000-04-14
CIK 789847

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-KSB

(Mark One)
[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

          FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from  ________________ to _________________.


          Commission File Number 1-9925


                                  COPE, INC.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

----------------------------------     -----------------------------------------
        Delaware                                     87-0427731
----------------------------------     -----------------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)

                  Grundstrasse 12, 6343 Rotkreuz, Switzerland
--------------------------------------------------------------------------------
                   (Address of principal executive offices)


                               + 41 41 798 33 44
                        ------------------------------
                          (Issuer's telephone number)

Securities to be registered under Section 12(b) of the Act:

           Title of each class               Name of each exchange on which
           to be so registered                each class is to be registered

                None                                      N/A
----------------------------------------  -------------------------------------



Securities to be registered under Section 12(g) of the Act:

                         Common Stock, $.001 par value
--------------------------------------------------------------------------------
                               (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) As been subject to such filing requirements for the past 90 days.

                       Yes   X          No
                          ------          ------

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [__]

The issuer's revenue for the fiscal year ended December 31, 1999 was $32,361,504.

The market value of the voting stock held by non-affiliates of the issuer as of March 27, 2000 was approximately $____________.

The number of shares of the common stock outstanding as of March 27, 2000 was 4,289,129

     Documents incorporated by reference:   None.

Part I.

Item 1.  Description of Business.

General

COPE, Inc. ("COPE") is a provider of enterprise data storage and security consulting, services, software and solutions to customers located primarily in Western Europe. COPE's storage and security business consists of the analysis, design and implementation of storage and security systems that integrate the software and hardware products that best meet the identified objective. COPE generally provides its data storage and security systems on a turn-key basis and purchases for resale the software and hardware components made part of the systems solutions. The company resells software and hardware products offered by the major vendors in the data storage and security industry. COPE also offers its own proprietary storage software products, Hiback and Hibars. COPE provides enterprise data storage and security systems and solutions to a variety of companies in the financial, insurance, pharmaceutical and telecommunication industries located primarily in Germany, Switzerland, and Austria.

In the first quarter of 2000, COPE commenced the provision of consulting, services and solutions to new economy companies including the design, development and operation of application infrastructure and managed web sites. COPE intends to act as an application infrastructure provider (AIP) and managed web host provider (MHP).

COPE's goal is to become the leading independent provider of enterprise data storage and security services and solutions and e-platforms in Western Europe. The key elements of COPE's strategy are:

    . Continue to Emphasize Storage and Security Consulting Services. By emphasizing the quality of its consulting services in the area of data storage and security, COPE believes that it can establish and foster a reputation in Western Europe as a leading provider of enterprise services and solutions.

    . Foster a Reputation for Independence. COPE intends to foster the reputation and image in the storage and security industry of an independent organization firm dedicated to providing storage and security services and solutions to the enterprise data storage market only.

    . Expand Through Targeted Acquisitions. COPE intends to aggressively seek out and acquire high quality independent consulting firms throughout Western Europe.

    . Leverage off its Core Competence to Develop an E-Platform Solution. COPE has a unique standing in Central Europe due to its experience and reputation in the date storage industry. Data storage and security are key elements in the Internet age and COPE's core competence in this area provides it with an advantage in designing, developing and operating application infrastructure and managed web sites. COPE intends to leverage off it reputation and success in the data storage and security industry to develop and market an e-platform solution to its clientele.

Business Development

       COPE Reorganization

COPE was formed on October 7, 1985 under the name "Harrier, Inc."   From
October 1985 to September 1998, COPE was operated under the name "Harrier,
Inc."  by predecessor management as a developer and marketer of health, fitness
and medical products.   In September 1998, the predecessor management of COPE
completed a series of transactions (referred to as the "COPE Reorganization") by which COPE discontinued all operations and divested itself of substantially all of its assets and liabilities relating to the development and marketing of health, fitness and medical products. At the same time, COPE acquired all of the outstanding capital shares of COPE Holding AG, a Swiss stock corporation engaged in the business of enterprise data storage. It was at this time that the company changed its name to "COPE, Inc."

The COPE Reorganization was carried out pursuant to an Amended and Restated Securities Purchase Agreement and Plan of Reorganization dated July 24, 1998 between COPE and the shareholders of COPE Holding AG. As a result of this agreement, COPE:

  . amended its certificate of incorporation to change its name from Harrier, Inc. to COPE, Inc. and to reverse split its outstanding common stock on a one for 58 basis;

  . sold a controlling interest in its only subsidiary, Glycosyn Pharmaceuticals, Inc., a Delaware corporation;

  . divested itself of substantially all of its operations, assets and liabilities on hand immediately prior to the reorganization; and

  . issued 2,862,000 post-split shares of common stock to the shareholders of COPE Holding AG in exchange for all of the issued and outstanding capital shares of COPE Holding AG.

The shares issued to the shareholders of COPE Holding AG at the time of the reorganization represented 91.4% of COPE's issued and outstanding capital stock. Following the reorganization, the stockholders of COPE Holding AG became the controlling stockholders of COPE's and COPE Holding AG became its wholly-owned subsidiary. Kevin DeVito, one of COPE's current directors, was the President and a director of COPE prior to its reorganization with COPE Holding AG.

COPE Holding AG was formed as a Swiss stock corporation in 1991 by Adrian Knapp and Stephan Isenschmid under the name of COPE AG. On March 25, 1998, COPE AG changed its name to COPE Holding AG. COPE Holding AG then founded a wholly-owned subsidiary under the name of COPE AG and transferred substantially all of its assets and liabilities to the newly-formed subsidiary as of the same date.

Unless the context otherwise requires, the term "COPE" refers to the Delaware corporation known as COPE, Inc., its wholly-owned subsidiary, COPE Holding AG and the wholly-owned subsidiaries of COPE Holding AG: COPE AG, a Swiss stock corporation, COPE GmbH, a German stock corporation, COPE GesmbH, an Austrian stock corporation, and Hicomp Software Systems GmbH, a German stock corporation.

       Forum Acquisition

On June 25, 1998, COPE GmbH, a wholly-owned subsidiary of COPE Holding AG, acquired all of the capital shares of Forum GmbH, a German data storage company, for $962,977. The acquisition of Forum has been accounted for by the purchase method of accounting, which means that COPE has reported at its cost the assets of Forum, less its liabilities. The difference between the purchase price COPE paid for Forum and the difference between the fair value of Forum's assets and liabilities has been recorded by

COPE as goodwill. Accordingly, the operating results of Forum have been included in the consolidated operating results from the date of acquisition. On March 30, 1999, Forum was merged into COPE GmbH.

       Hicomp Acquisition

On April 19, 1999, COPE, Inc. acquired Hicomp Software Systems GmbH, a German software company. Based on the Sale and Assignment of Business Shares entered into on December 21, 1998 between COPE, Inc. and Mr. Uwe Hinrichs, the president and sole shareholder of Hicomp, COPE issued 420,000 shares of common stock in exchange for all of the outstanding capital shares of Hicomp. COPE also granted Mr. Hinrichs securities registration rights which allowed him to sell up to 200,000 shares of his common stock alongside COPE within the framework of a secondary public offering to be conducted on the Frankfurt Stock Exchange, "Neuer Markt". In October 1999, COPE agreed to repurchase from Mr. Hinrichs 200,000 of the common shares issued by COPE in the acquisition at a price of DEM 7,200,000 ($3,958,000) which fulfilled its obligations under the registration rights. Hicomp, headquartered in Hamburg, Germany, develops back-up and retrieval software products. Its leading products, Hiback and Hibars, are multi-platform back-up solutions recognized for performance and flexibility.

The Hicomp acquisition has been accounted for under the purchase method of accounting, which means that COPE has reported at its cost the assets of Hicomp, less its liabilities. The difference between the purchase price COPE paid for Hicomp and the difference between Hicomp's assets and liabilities has been recorded by COPE as goodwill.

       Public Offering

In February 2000, COPE conducted a public offering of 800,000 shares of its common stock, at an offering price of Euro 21.00 ($20.54) per share on the Frankfurt Stock Exchange, "Neuer Markt". The net proceeds in that offering were approximately $14,200,000. COPE applied approximately $5,800,000 of the net proceeds towards the repayment of indebtedness, including the repayment of $767,521 and $314,090 in advances from COPE's Chairman of the Board, Adrian Knapp, and COPE's President and Chief Executive Officer, Stephan Isenschmid, respectively.

       Proposed Merger of COPE and Mount10.com Holding AG

COPE, Inc. and Mount10.com Holding AG have entered into a letter of intent on March 17, 2000 to merge their business activities. The proposed merger would encompass a consolidation or "Verschmelzung" of COPE, Inc. and Mount10.com into a new Swiss holding company. The parties expect that the new company will be owned approximately 80% by the present COPE shareholders and approximately 20% by the present Mount10.com shareholders. The merger proposal is subject to approval of the directors and shareholders of both companies and relevant authorities.

Mount10.com is engaged in the business of protecting strategic data from manipulation, loss unauthorized access and damage by external or hostile groups and individuals. Mount10.com operates its own data center in a high-security, inviolable underground vault. The vault is located in the heart of the Swiss Alps and embedded in an operational defense force facility. The vault is able to withstand all known risks to the security of the customers' data during peace and times of war. COPE's Chairman of the Board, Adrian Knapp, and President and Chief Executive Officer, Stephan Isenschmid, each own approximately 16.3% of Mount10.com.

Business of COPE

       General

COPE is a provider of enterprise data storage and security consulting, services, software and solutions in the fields of data storage to customers located primarily in Western Europe. COPE's data storage and security business consists of the analysis, design and implementation of storage and security systems that integrate the software and hardware products that best meet the identified objective. In the first quarter of 2000, COPE commenced the provision of consulting, services and solutions to the e-platform industry, including the design, development and operation of application infrastructure and managed web sites.

COPE generates revenue in the data storage and security business from three primary sources:

     . providing consulting services in connection with the initial analysis of a client's data storage or security needs and the designing of a system best suited to meet those needs;

     .   the sale and implementation of the desired solution; and

     . providing installation, integration and maintenance of the system, including improvements and additions to the system to keep pace with the clients' changing needs and improvements in technology.

COPE generally provides its data storage and security systems on a turn-key basis and purchases for resale the hardware and software components made part of its systems solutions. COPE resells software and hardware products offered by the major vendors in the data storage and security industry, including:

                   Advanced Digital Information
                   Compaq Computer
                   Data General
                   IBM
                   Legato Systems
                   Overland Data
                   Storage Technology
                   Sun Microsystems
                   Veritas Software
                   Hewlett Packard

The vendors set forth above represent all of COPE's vendors that individually account for at least 2% of COPE's 1999 revenue from the sale of hardware and software products. These vendors as a group contributed to approximately 54% of COPE's 1999 revenue from the sale of hardware and software products.

Following its acquisition of Hicomp Software Systems GmbH on April 19, 1999, COPE also offers its own proprietary storage software products, Hiback and Hibars. COPE provides most of its information consulting, services and solutions to companies in the financial, insurance, pharmaceutical and telecommunication industries located in Germany, Switzerland, and Austria.

       Development of COPE

COPE commenced operations in 1991 as a provider of data storage subsystems to the Swiss market. In the European market at that time, computer manufacturers were not directing significant corporate resources into data storage. This opportunity allowed COPE to immediately enter the market with a competitive mix of quality products suitable for customized internal and external data storage applications. In early 1993, COPE began to study the redundant array of inexpensive disk-drives storage technologies and began designing corresponding solutions for its clients. In the fall of 1993, the first family of redundant array of inexpensive disk-drives systems was introduced by COPE to the Swiss market. In 1994, COPE signed a distribution agreement with Data General providing for COPE's distribution of Data General's Open CLARiiON systems. This represented COPE's first reseller agreement. In the following years, COPE entered into distribution agreements with additional vendors of storage and security products. In December 1998, COPE entered into a distributor agreement with EMC Corp, the recognized world leader in the development of software for the enterprise data storage and security industry. In December 1999, COPE entered into a distributorn agreement with Procom Technology, Inc.pursuant to which COPE is an authorized reseller of the full line of Procom's network attached storage appliances.

In 1994, COPE began to market its services and systems in Austria. In late 1995, COPE commenced operations in Germany. In the same year, COPE became one of the first information technology companies in Europe to obtain an ISO9001 certification. In June 1998, COPE expanded its operations in Germany through its acquisition of Forum GmbH, a provider of data storage and security services and solutions to the German market. In April 1999, COPE acquired its first proprietary product through its acquisition of Hicomp Software Systems GmbH, a Hamburg, Germany based developer of back-up software, marketed under the trademarks Hiback and Hibars.

       Data Storage Industry Overview

High availability of stored enterprise data is a critical factor in the new economy. To reduce costs, improve productivity and improve customer service, large organizations are streamlining their processes by implementing strategic solutions, such as databases, financial applications and electronic mail systems, to manage their data. To be competitive, clients need immediate access to necessary data, regardless of where it is stored. Without this access, productivity suffers and the cost of doing business escalates. Providing reliable access to this data on an enterprise-wide basis presents a significant challenge to large organizations.

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

To meet the challenges of managing the storage of increasing volumes of enterprise data in increasingly heterogeneous systems with fewer resources, a storage management system must incorporate a number of critical features including:

        .    full automated backup and restore capability;

        . ready data in the event of system failure in order to avoid interruptions of day-to-day operations;

        . scalability to accommodate rapid growth in the volume of on-line data and the complexity of the network;

        . centralized and automated management to enable the administrator to manage the entire system, including local and remote storage systems, from a single central console; and

        .    support for heterogeneous environments.

In response to the increased demand for cost-effective storage of different types of information, a variety of storage media have been developed, including magnetic tape, hard disk, redundant array of inexpensive disk-drives, CD-ROM and others.

Magnetic tape is the least expensive storage medium, but has the slowest access times. Magnetic tape is ideal for backing up large amounts of information that is only expected to be accessed infrequently. This cost effective technique is widely used in commercial entities and government organizations in cases where it is desirable to archive large amounts of data in a secure offsite location as a safeguard against on-site disasters. Often times, the magnetic tapes are arranged in automated tape libraries for purposes of providing for multiple operating drives capable of conducting simultaneous functions, including backup, data management and access.

Hard disk storage is a popular means of storing and accessing large amounts of information that is continually changing. It also provides rapid access times but is a relatively expensive storage medium and is easily erased. Redundant array of inexpensive disk-drives storage systems have developed in response to demand for increased data storage, performance, security, reliability, fault tolerance and availability, as well as for constant access. Redundant array of inexpensive disk-drives is a method for allocating data across several hard disk drives and allowing a server microprocessor to access those drives simultaneously, thus increasing system storage and input/output performance. In addition, lost data on any drive can be recreated using special redundant array of inexpensive disk-drives algorithms, thus ensuring the immediate availability of redundant array of inexpensive disk-drives protected data even in the event of a disk drive failure.

CD-ROM and DVD-ROM technology emerged in the early 1980's and 1990's, respectively, as a cost-effective method by which to store and distribute large amounts of information. Since CD-ROMs or DVD-ROMs cannot be erased or written over for mass data storage, however, they are not suitable for storage situations in which information must be continually updated and altered. However, for organizations that require periodic distribution of written material, such as reference books, parts lists, catalogues or manuals, CD-ROMs and DVD-ROMs are much more cost-effective and practical than paper-based documents. The proliferation of network computing and the rapid increase in CD-ROMs as a means of information distribution and storage have fueled demand for CD-ROM systems that provide network-wide access.

The increase in the importance and volume of stored, complex data has increased demand for secure and reliable methods of storage that allow for efficient and cost-effective protection and management of this data. These factors have also increased demand for total storage solutions that can quickly and efficiently provide access to large volumes of data resident on a variety of client computers and servers running different operating environments, as well as data generated by a wide range of applications. In addition, users are increasingly demanding solutions comprised of not only hardware for cost-effective storage of and access to large amounts of secure and reliable information, but also software that manages information flow and reduces the high costs of network storage administration.

       The COPE Solution

In today's business environment, the best storage or security solution most often requires a combination of storage media and a mixture of hardware and software products from multiple vendors. The challenge to a system designer is the ability to identify and then integrate the specific software and hardware products best suited to meet the clients' needs.

COPE believes that the major product vendors in the data storage industry are naturally predisposed to selling the client a solution that is based on the vendor's own product line. On the other hand, COPE endeavors to operate as an independent provider of enterprise data storage and security systems and solutions. Although COPE now offers a limited line of proprietary storage software following its acquisition of Hicomp, COPE is committed to offering its clients a storage solution based on a mix of the software and hardware products that best meet the identified objectives regardless of manufacturer. COPE believes that its willingness and ability to provide an integrated approach to its clients' storage problems provides its clients with a better solution and COPE with a competitive advantage over the vendors with whom it competes for the design and sale of storage solutions.

In order to provide its customers with the best available solution, COPE has divided its operations between consulting, solution sales and integration services. A client engagement begins with the appointment of a team from COPE's consulting division. As of March 27, 2000, COPE employed 12 professionals in its consulting division, each of whom is a trained engineer with a complete understanding of the products and technologies offered in the data storage industry. COPE initially analyzes the client's storage needs and arrives at certain conceptual solutions. The engineers then work with the client to develop performance-cost comparisons, feasibility studies and capital budgeting for each conceptual solution. Through this process a recommendation is made to the client for the implementation of a storage and security solution. Typically, the recommendation will involve a storage system sold and installed by COPE. However, COPE's consultants are encouraged to offer the client the best solution, even if it does not include the sale of a system by COPE.

If the consulting division recommends a COPE storage or security system, COPE will bring to the client a team from the solution sales department. As of March 27, 2000, COPE's solution sales division consisted of 55 professionals, including 25 sales representatives and 30 engineers, and a 9 person administration and support staff. A team typically consists of one or more sales representatives and engineers. A project manager will act as the liaison between the client and COPE's production departments.

Once the optimal solution is selected, COPE's integration services department provides on-site integration. The integration services department also offers the client operations and maintenance support on an interim and long-term basis. As of March 27, 2000, this department consisted of 18 employees.

       COPE's Strategy

COPE's goal is to become the leading independent provider of enterprise data storage and security services and solutions as well as e-solutions in Western Europe. The key elements of COPE's strategy are:

    .     Continue to Emphasize Consulting Services. COPE intends to continue the emphasis of its provision of consulting services in the area of data storage and security. COPE believes that in the enterprise data storage market the key is oftentimes the "solution" and not the product. COPE believes that a significant amount of the client's cost in a storage solution is spent on consulting services associated with the design and implementation of the system, the remainder representing the costs of the associated software and hardware products. The consulting services often involve higher margins than the sale of the products, even in the case of direct sales to the client by the manufacturer/vendor. By emphasizing the quality of its consulting services, COPE believes that it can establish and foster a reputation in Western Europe as a leading provider of enterprise services and solutions.

    .     Foster a Reputation for Independence. COPE's major competitors are either manufacturers or developers of hardware and software products or large consulting firms that offer a wide array of consulting and advisory services to business. COPE intends to foster the reputation and image in the storage and security industry of an independent organization firm dedicated to providing storage and security services and solutions to the enterprise data storage market. Most of the customers for storage and security systems are large corporations and institutions with sophisticated information technology operations. COPE believes that most information technology officers appreciate and value COPE's expertise and ability to offer solutions and consulting services unhindered by any bias to a particular product or vendor.

    .     Expand Through Targeted Acquisitions. COPE believes that the enterprise data storage market consists of the manufacturers/developers of the storage products and the international consulting firms, on the one hand, and a number of smaller independent providers of consulting services and solutions, including COPE, on the other hand. In addition to the pursuit of organic growth, COPE intends to aggressively seek out and acquire high quality independent consulting firms throughout Western Europe. COPE believes that there are a number of smaller independent firms in strategic European markets that share COPE's commitment to providing high quality consulting and services to the enterprise data storage market. Through the pursuit of strategic acquisitions, COPE hopes to acquire existing sale and engineering staffs with established contacts and client bases in key markets.

    .     Leverage off its Core Competence to Develop an E-Platform Solution.
COPE has a unique standing in Central Europe due to its experience and reputation in the date storage industry. Data storage and security are key elements in the Internet age and COPE's core competence in this area provides it with an advantage in designing, developing and operating application infrastructure and managed web sites. COPE intends to leverage off it reputation and success in the data storage and security industry to develop and market an e-platform solution to its clientele.

       Products and Services

COPE's principal operations consist of the design, implementation and management of storage and security systems that provide flexible and cost effective data storage and security solutions on a turn-key basis. In addition to providing turn-key data storage systems, COPE also provides its clients consulting, training and integration services. In 1999, approximately $5,940,668 (or 18.4%) of COPE's $32,361,504 in revenue represented consulting fees unrelated to sales of storage data systems. COPE intends to increase its marketing efforts in the area of stand-alone consulting services and expects that consulting revenues will in the future increase as a percentage of overall revenue.

COPE is a reseller of a number of software and hardware products to its customers, including back-up and system management software, tape libraries, redundant arrays of inexpensive disc drives, servers, and numerous other products related to the installation and utilization of data storage and security technology. In keeping with industry practice, the agreements between COPE and its product vendors are nonexclusive and short-term in nature. The following table sets forth the major vendors with which COPE works in various selling partnerships, the vendor's products resold by COPE and the amount of COPE's revenue from the sale of hardware and software products during fiscal 1999 represented by each vendor:


Company                                           Product                              % of Product
                                                                                       Revenue
Advanced Digital Information Corp.                Tape Libraries                              10%
IBM                                               Servers                                      9%
Storage Technology Corp.                          Tape Libraries                               8%
Legato Systems                                    Back-up and Archiving Software               7%
Data General--CLARiiON Business Unit              CLARiiON Disk Arrays                         5%

Veritas Software                                  Data Management, Failure, Backup             4%
                                                  and Archiving Software
Compaq Computer/Digital Equipment                 Servers and Storage Products                 4%
Sun Microsystems                                  Servers                                      3%
Hewlett Packard                                   Media Libraries                              2%
Overland Data                                     Tape Libraries                               2%

Consulting and Services Division.   COPE's consulting division offers services
such as analyses, conceptual solutions, target-performance comparisons, quantity structures, feasibility studies, capital budgeting and return on investment calculations, as well as project management and user training. In addition to training and education, the COPE service division implements and maintains data management plans recommended by the consulting division. COPE system engineers are certified experts by strategic partners such as IBM, SUN, Legato, Veritas, Microsoft and others. This division contracts directly with the end-user to maintain systems and manage the plan.

Hiback and Hibars.   In April 1999, COPE acquired Hicomp Software Systems GmbH, a developer of enterprise data storage software. Through its acquisition of Hicomp, COPE is now able to offer its own proprietary line of software products designed to provide storage capabilities to multi-platform enterprises. The products are Hiback, backup software which is installed on desktop clients, and Hibars, automated data management software which is installed on the backup server. COPE believes that the Hiback and Hibars products offer a superior storage solution to multi-platform enterprises which require superior speed in performing backup storage.

       Sales and Marketing

COPE markets its data storage and security consulting, services and solutions primarily through its field sales organization complemented by other sales channels, including systems integrators, product vendors, and international distributors.

As of March 27, 2000, COPE's field sales force consisted of 25 sales representatives and 30 engineers that provide technical assistance for systems sales. COPE currently has five sales offices, most of which are staffed with both sales and technical personnel. COPE uses a consultative sales approach for selling to major accounts. This model entails the collaboration of technical and sales personnel, typically in a one-to-one ratio, to formulate proposals that address the specific requirements of the customer. COPE focuses its initial sales efforts on senior information technology department personnel, and works closely with system and network administrators for evaluation and deployment. COPE also maintains comprehensive after-sales and customer care activities covering all aspects of support, systems tuning and follow-up.

       Competition

The data storage and security and e-platform markets are intensely competitive, highly fragmented and characterized by rapidly changing technology and evolving standards. Competitors vary in size and in the scope and breadth of the products and services offered. COPE's major competitors in the data storage and security market are vendors of information management software and hardware products, including Hewlett Packard, EMC Corp., Storage Technology, Unisys Corp. and Compaq Computer Corp., some of whom are also significant suppliers of COPE. COPE's major competitors in the e-platform market are managed web host providers such as Digex and Data Return. In addition, COPE experiences significant competition from other independent consulting and engineering firms.

Many of COPE's current and potential competitors have significantly greater financial, technical, marketing and other resources than COPE. As a result, they may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or, in the case of vendors, to devote greater resources to the development, promotion, sale and support of their products than COPE. COPE also expects that competition will increase as a result of future software industry consolidations, which have occurred in the information technology market in the past. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. There can be no assurance that COPE will be able to compete successfully against current or future competitors or that competitive pressures faced by COPE will not materially adversely affect its business, operating results or financial condition.

In addition to competition for client contracts, COPE also competes for qualified technical engineers and consultants. COPE's future success depends in significant part upon the continued service of its key technical personnel and its continuing ability to attract and retain highly qualified technical engineers and consultants. Competition for this personnel is intense, and there can be no assurance that COPE can retain its key technical and managerial employees or that it can attract and retain other highly qualified technical personnel in the future.

       Employees

As of March 27, 2000, COPE had a total of 120 employees. Of the total, 12 were in consulting, 55 were in solution sales, 18 in integration services, and 35 were in back-office operations such as general management, finance, human resources and administration. None of COPE's employees are represented by a labor union or subject to a collective bargaining agreement. COPE has not experienced any work stoppages and considers its relations with its employees to be good.

Item 2.  Properties

COPE's executive and sales offices are located in Rotkreuz, Switzerland and consist of approximately 10,800 square feet of leased space. COPE leases this space based on a written agreement expiring in March 2001, with an option to extend for another five years, at the rate of $11,000 per month. COPE also maintains the following sales offices:


Location                         Size              Monthly Rental Rate
Munich, Germany                9,800 sq. ft.                $7,300
Hamburg, Germany               6,600 sq. ft.                $9,000
Dresden, Germany               1,600 sq. ft.                $2,700
Vienna, Austria                2,000 sq. ft.                $2,000

Item 3.  Litigation.

COPE is not a party to any material legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

There were no matters submitted to the security holders of COPE during the fourth quarter of fiscal year 1999.

Part II

Item 5.  Market for Common Equity and Related Shareholder Matters.


     Market for Common Stock. COPE's common stock trades on the NASDAQ National Market System under the symbol "COPE." COPE's common stock also trades on the Frankfurt Stock Exchange, "Neuer Markt" under the symbol "CVX ". The following table shows the high and low last sale prices of COPE's common stock for the periods indicated as reported by the NASDAQ. These quotations reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions. All share prices are adjusted to reflect the one for 58 reverse split of the common stock effected in August 1998.

                                      High       Low
1998
First quarter                         $10.88   $ 4.64
Second quarter                        $11.60   $ 6.38
Third quarter                         $12.63   $ 7.25
Fourth quarter                        $20.25   $10.37

1999
First quarter                         $41.00   $18.00
Second quarter                        $35.00   $24.25
Third quarter                         $35.00   $23.50
Fourth quarter                        $27.00   $18.00

     As of March 27, 2000, COPE had approximately ___ record holders of its common stock.


     Dividends. COPE has not paid any cash dividends since its inception and does not contemplate paying dividends in the foreseeable future. It is anticipated that earnings, if any, will be retained for the operation of the COPE's business.

     Recent Sales of Unregistered Securities. During the fiscal year ended December 31, 1999, COPE sold unregistered shares of its common stock in the following transactions:

     A. In January 1999, COPE, granted to its employees options to purchase an aggregate of 129,900 shares of common stock at exercise prices ranging from $20.00 to $50.00 per share. The options were issued pursuant to Section 4(2) of the 1933 Act. There was no underwriter involved in this issuance.

     B. In April 1999, COPE issued 420,000 shares of common stock to Uwe Hinrichs in exchange for all of the issued and outstanding shares of Hicomp GmbH. The issuance was conducted pursuant to Section 4(2) of the 1933 Act. There was no underwriter involved in this issuance.

     C. In October 1999, COPE, issued 5,172 shares of common stock upon the exercise of common stock purchase warrants. The issuance was conducted pursuant to Regulation S under the 1933 Act. There was no underwriter involved in this issuance.

Item 5. Management's Discussion and Analysis of Financial Condition and Results of Operations.

This "Management's Discussion and Analysis of Financial Condition and Results of Operations" should be read in conjunction with COPE's financial statements, the notes to those statements and the other financial data included elsewhere in this annual report. Some of the information in this section contains forward-looking statements which involve risks and uncertainties. COPE's actual results may differ materially from the results predicted by these forward-looking statements due to various factors, including but not limited to those which are discussed below and elsewhere in this annual report.

     Overview

General.   COPE is a provider of enterprise data storage and security consulting, services, software and solutions to customers located primarily in Western Europe. COPE's storage and security business consists of the analysis, design and implementation of storage and security systems that integrate the software and hardware products that best meet the identified objective. COPE generally provides its data storage and security systems on a turn-key basis and purchases for resale the software and hardware components made part of the systems solutions.

COPE Reorganization.   As more fully described in the section "Business
Development" on page 3, in September 1998 the predecessor management of COPE completed a series of transactions by which COPE discontinued prior operations and at the same time acquired COPE Holding AG. Following the reorganization of COPE with COPE Holding AG, the former stockholders of COPE Holding AG owned approximately 91.4% of the outstanding shares of the common stock of COPE. As a result, COPE Holding AG was the accounting acquiror and COPE's acquisition of COPE Holding AG has been accounted for as a reverse merger under the purchase method. Accordingly, from an accounting standpoint, COPE Holding AG's equity is carried forward as the equity of the combined entity and COPE Holding AG is assumed to have acquired COPE. The assets and liabilities of COPE as they existed immediately prior to the reorganization have been recorded at fair value as required by the purchase method.

Forum Acquisition.   On June 25, 1998, COPE GmbH, a wholly-owned subsidiary of
COPE Holding AG, acquired all of the capital shares of Forum GmbH, a German data storage company, for $962,977. The acquisition of Forum has been accounted for by the purchase method of accounting, which means that COPE has reported at its cost the assets of Forum, less its liabilities. The difference between the purchase price COPE paid for Forum and the difference between the fair value of Forum's assets and liabilities has been recorded by COPE as goodwill. Accordingly, the operating results of Forum have been included in the consolidated operating results from the date of acquisition. On March 30, 1999, Forum was merged into COPE GmbH.

Hicomp Acquisition.   On April 19, 1999, COPE acquired Hicomp Software Systems
GmbH, a German software company. Based on the Sale and Assignment of Business Shares entered into on December 21, 1998 between COPE and Mr. Uwe Hinrichs, the president and sole shareholder of Hicomp, COPE issued 420,000 shares of common stock in exchange for all of the outstanding capital shares of Hicomp. COPE also granted Mr. Hinrichs securities registration rights which allowed him to sell up to 200,000 shares of his common stock alongside COPE within the framework of a secondary public offering on the Frankfurt Stock Exchange, "Neuer Markt". In October 1999, COPE agreed to repurchase from Mr. Hinrichs 200,000 of the common shares issued by COPE in the acquisition at a price of DEM 7,200,000 ($3,958,000) which fulfilled its obligations under the registration rights.

The Hicomp acquisition has been accounted for under the purchase method of accounting, which means that COPE has reported at its cost the assets of Hicomp, less its liabilities. The difference between the purchase price COPE paid for Hicomp and the difference between Hicomp's assets and liabilities has been recorded by COPE as goodwill.

Currency Exchange Rates.   COPE regularly enters into contracts payable in Swiss
Francs, German Marks, EURO and Austrian Schillings.

Although COPE reports its results in US dollars, virtually all of its sales are denominated in other currencies, primarily, Swiss Francs and German Marks and, to a lesser extent, Austrian Schillings, and Euros. A significant amount of COPE's cost of sales (i.e., hardware and software purchases) on the other hand, are denominated in US Dollars. Consequently, COPE's cost of doing business is directly affected by any changes in the exchange rate between the US Dollar, on the one hand, and the Swiss Franc or German Mark, on the other hand. The financial position and results of operations of COPE and its foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of COPE and its subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in the cumulative translation adjustment account in stockholders' equity.

Results of Operations

Fiscal 1999 Compared to Fiscal 1998

Net Revenue.   During the 1999 fiscal year, COPE had net revenue of $32,361,504, which amounts to an increase of 11.4% over the net revenue of $29,059,150 during 1998 fiscal year. The increase in net revenue is due in part to the COPE's acquisition of Hicomp. COPE acquired Hicomp on April 19, 1999 and Hicomp has been included in the consolidated operating results for periods subsequent to April 19, 1999. COPE believes that approximately $1,600,000 of the increase in net revenue over the prior period is attributable to COPE's acquisition of Hicomp.

Sales of solutions increased 4.0% during the 1999 fiscal year over the prior year period reaching $26,420,836 in 1999 as compared to $25,411,976 in 1998. Sales of solutions consists of revenue from the resale of hardware and software components along with associated consulting services. The reason for the increase in revenue from the sales of solutions is the integration of Hicomp.

Sales of services increased 62.9% during the 1999 fiscal year reaching $5,940,668 as compared to $3,647,174 for the prior year. Sales of services consists of revenue from stand-alone consulting and integration services. The increase in revenue from the sale of services is the result of COPE's decision to emphasize sales of services because of its potential higher profit margin and the integration of Hicomp.

Cost of Sales.   During fiscal year 1999,  cost of sales increased by 5.1% to
$21,318,928 compared to $20,281,131 for the prior fiscal year, representing 80.7% and 79.8%, respectively, of the total revenue from the sale of solutions. Cost of sales consists exclusively of the cost of software and hardware acquired for resale. The increase in cost of sales as a percentage of revenue from the sale of solutions is the result of an decrease in margin in the fourth quarter in Germany due to a few large sales of solutions at low relatively low margins.

Gross Profit.   COPE's gross profit margin for the 1999 fiscal year was 34.1%
compared to 30.2% for the prior fiscal year. The increase is primarily attributable to the large internal growth in sales of services as a percentage of total revenue and the integration of Hicomp.

Selling, General, Administrative and Consulting Expenses.   COPE's selling,
general, administrative and consulting expenses as a percentage of net sales increased in fiscal 1999 (37.0%) compared to the prior fiscal year (25.1%). The increase is primarily attributable to COPE's large investment in research and development and sales and marketing for its newly acquired software products, Hiback and Hibars, during the last six months of fiscal 1999 and the hiring of additional personnel necessary to support the growth in sales of services. In the first quarter of fiscal 1998, COPE reported an impairment loss of $63,004 related to the write-down of an exclusive option for the rights to purchase, develop and market a new technique for the automatic storage of data.

Foreign Exchange Gain. During 1999 COPE realized a foreign exchange gain of $340,977 relating to short-term borrowings in German marks.

Net Income/(Loss).   During the 1999 fiscal year, COPE had a net loss of
$3,109,630 as compared to net income of $1,011,571 during the 1998 fiscal year. The decrease in income is mainly attributable to the amortization of goodwill of $2,298,288 involved with COPE's acquisition of Hicomp in April 1999 and Forum in June 1998 and the increase in research and development, selling and marketing expenses of approximately $800,000 during the last six months of fiscal 1999 relating to the Hiback and Hibars software products. Earnings before interest, taxes, depreciation and amortization for the 1999 fiscal year was a negative $598,018, which amounts to a decrease of $2,061,485 over earnings before interest, taxes, depreciation and amortization of $1,463,467 for the 1998 fiscal year. The decrease in earnings before interest, taxes, depreciation and amortization between 1999 and 1998 is mainly due to the increase in research and development, selling and marketing expenses of approximately $800,000 during the last six months of fiscal 1999 relating to the Hiback and Hibars software products. Earnings before interest, taxes, depreciation and amortization is defined as net income plus the following:

     .  extraordinary items and cumulative effect of accounting change;

     .  provision for income taxes;

     .  interest expense; and

     .  depreciation and amortization.

Earnings before interest, taxes, depreciation and amortization is presented not as an alternative measure of operating results or cash flow from operations as determined in accordance with United States generally accepted accounting principles, but because it is a widely accepted financial indicator of a company's ability to incur and service debt.

  Fiscal 1998 Compared to Fiscal 1997

Net Revenue.   During the year ended December 31, 1998, COPE had net revenue of
$29,059,150, which amounts to an increase of 62.2% over the net revenue of $17,916,171 during the prior year period. The increase in net revenue is due in part to the consolidation of Forum, which was acquired on June 25, 1998 and has been included in the consolidated operating results for the periods subsequent to June 25, 1998. Forum had net revenue of $9,040,477 for the period June 25, 1998 through December 31, 1998. Without giving effect to the consolidation of Forum, COPE had a 12% increase in net revenue during the year ended December 31, 1998 over the prior year period. The increase in non-Forum related revenue was due to a general growth in operations.

Sales of solutions increased 53% during the year ended December 31, 1998 over the prior year period reaching $25,411,976 as compared to $16,605,175 in 1997. Sales of solutions consists of revenue from the resale of hardware and software components along with associated consulting services. The principal reason for the increase in sales of solutions is the acquisition of Forum. Without giving effect to the consolidation of Forum, COPE had 3% increase in sales of solutions during the year ended December 31, 1998 over the prior year period.

Sales of services increased 178.2% during the year ended December 31, 1998 reaching $3,647,174 as compared to $1,310,996 for the prior year period. Sales of services consists of revenue from stand-alone consulting and integration services. Without giving effect to the consolidation of Forum, COPE had a

123% increase in sales of services during the year ended December 31, 1998 over the prior year period. This increase is the result of COPE's decision to emphasize sales of services because of its potential for higher profit margins.

Cost of Sales.   During the year ended December 31, 1998, cost of sales
increased by 58.2% to $20,281,131 compared to $12,817,738 for the prior period, representing 79.8% and 77.2% of the total revenues from the sale of solutions, respectively. The cost of sales as a percentage of sale of solutions increased during the year ended December 31, 1998 due to COPE's aggressive pursuit of increased sales in the German market in 1998. In an effort to establish itself in the German market, during 1998 COPE pursued low margin product sales. In addition, because COPE was not then well established in the German market it was not able to negotiate for the lowest prices from German suppliers. As noted above, in the first half of 1999 COPE discontinued the aggressive pursuit of low margin product sales in Germany and, at the same time, has been able to negotiate for better prices from its suppliers. Cost of sales consists exclusively of COPE's cost for the software and hardware acquired for resale as part of its information systems solutions.

Gross Profit.   COPE's gross profit margin for the year ended December 31, 1998 was 30.2% compared to 28.5% for the prior year period. The increase in gross margin is due to COPE's strategy of emphasizing the sale of higher margin stand alone consulting and integration services.

Selling, General, Administrative and Consulting Expenses.   COPE's selling,
general, administrative and consulting expenses as a percentage of net sales increased between the year ended December 31, 1998 (25.1%) and the prior year period (24.2%). This trend is the consequence of COPE's strategy to increase sales of services which required that COPE hire additional service and consulting personnel.


     Liquidity and Financial Condition

COPE's historical working capital requirements include the financing of all costs involved in the design, implementation and sale of information systems. COPE generally contracts to deliver information systems, including all hardware and software, on a turn-key basis based on fixed price contracts. Consistent with industry practice, COPE generally is not able to obtain significant up-front or progress payments on its contracts providing for the design, implementation and sale of information systems. Accordingly, COPE is generally required to finance its clients' contracts, including the purchase of the hardware and software components of the information systems. As of December 31, 1999, COPE had established short-term overdraft facilities under which COPE and its subsidiaries could borrow up to $5,705,885. Amounts drawn down under these facilities are due on demand and collateralized by the Company's investments in Cope AG and Cope GmbH. COPE has been successful to date in securing extensions on its lines for purposes of financing certain client contracts as needed, however there can be no assurance that COPE will continue to do so in the future.

As of December 31, 1999, COPE had a working capital deficit of approximately $7,453,421, compared to a working capital position of $155,663 as of December 31, 1998. However, in February 2000 COPE completed a secondary public offering of 800,000 common shares at Euro 21.00 ($20.54) per share on the Frankfurt Stock Exchange, "Neuer Markt". The net proceeds in that offering were approximately $14,200,000. During fiscal 1999, COPE supplemented its working capital with a series of short term loans in the total aggregate amount of $3,700,000, including an advance of $767,521 and $314,090 from COPE's Chairman of the Board, Adrian Knapp and COPE's President and Chief Executive Officer Stephan Isenschmid, respectively. COPE applied approximately $3,700,000 of the net proceeds from its secondary pubic offering towards the repayment of the short term loans and the repayment of $2,100,000 of bank indebtedness under its short-term overdraft facilities.

COPE believes that the proceeds from its secondary public offering, together with its existing capital resources, will be sufficient to meet its capital requirements and finance its continued growth during fiscal year 2000. However, if its capital requirements vary materially from those currently planned, COPE may require additional financing sooner than anticipated. Additional financing may not be available when needed on terms favorable to COPE or at all. In addition, as disclosed throughout the annual report, COPE intends to conduct additional acquisitions in order to expand its revenue base and product line. These acquisitions will undoubtedly require significant additional capital. However, it is impossible to predict right now how much capital COPE will need or when it will need it.

     Year 2000 Issue

As of the date of this annual report, nothing has come to COPE's attention that would indicate that any of its computer software applications, or those of its information suppliers, are unable to operate accurately after January 1, 2000. However, COPE has been advised that the consequences of a Year 2000 failure may not become apparent for several weeks following January 1, 2000.

     Forward Looking Statements

This annual report contains forward-looking statements that are based on COPE's beliefs as well as assumptions made by and information currently available to COPE. When used in this annual report, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. These statements are subject to those risks, uncertainties and assumptions, including, but not limited to, risks associated with: the management of a rapidly growing company; COPE's dependence on its ability to resell hardware and software manufactured by third parties; the reduction in net income over the next six years from the goodwill associated with the Forum and Hicomp acquisitions; and possible disruptions to COPE's established operations resulting from future acquisitions. These and other risks and uncertainties are more fully described in the "Risk Factor" section COPE's public offering prospectus dated February 9, 2000, a copy of which can be obtained from the Public Reference Section of the Securities and Exchange Commission at Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549, at prescribed rates. Copies are also available at no charge at the Commission maintains a Web site, located at http://www.sec.gov. Should one or more of the aforementioned risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. COPE cautions its stockholders and potential investors not to place undue reliance on any forward-looking statements, all of which speak only as of the date made.

Item 7.  Financial Statements                                   PAGE
                                                                ----



Report of Independent Auditors                                  F-1


Audited Financial Statements


Consolidated Balance Sheets as of December 31,
 1999, 1998 and 1997                                            F-2

Consolidated Statements of Income for the years ended
 December 31, 1999, 1998 and 1997                               F-3

Consolidated Statements of Cash Flows for the years
 ended December 31, 1999, 1998 and 1997                         F-4

Consolidated Statements of Changes in Shareholders'
 Equity for the years ended December 31, 1999, 1998 and 1997    F-5

Notes to the Consolidated Financial Statements                  F-6

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of COPE, Inc.

  We have audited the accompanying consolidated balance sheets of COPE, Inc. as of December 31, 1999, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of COPE, Inc. at December 31, 1999, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles in the U.S.


                                  ATAG Ernst & Young Ltd.


                           Kevin McCabe             Yves Vontobel
                           Chartered Accountant     Certified Accountant


Zurich, Switzerland
April 13, 2000


                                               COPE, INC.

                                       CONSOLIDATED BALANCE SHEETS
                                        (Amounts in U.S. Dollars)

                                                                                             December 31,
                                                                           -------------------------------------------------
                                                                                1999              1998             1997
                                                                           ---------------   --------------   --------------
                       ASSETS
------------------------------------------------------------
Current assets
Cash and cash equivalents  ................................                   $   653,906       $ 1,303,114      $  678,936
Trade accounts receivable (net of provision of $0, $0, and
 $0)  .....................................................                     4,627,287         5,418,777       3,622,485
Inventories (net of provision of $201,107, $89,445 and $0)                      2,111,519         2,433,790       1,383,191
Other current assets  .....................................    Note 5             668,756           450,013         179,361
                                                                              -----------       -----------      ----------
   Total current assets  ..................................                     8,061,468         9,605,694       5,863,973
                                                                              -----------       -----------      ----------
Property, plant and equipment, net  .......................    Note 6           1,283,487           751,235         570,475
Loans receivable from related party  ......................    Note 13            550,361           635,700         355,161
Loans receivable, other  ..................................                             0            26,350          39,245
Goodwill (net of amortization of $2,367,866, $69,578 and
 $1,757)                                                       Note 4          14,228,210           938,788               0
Intangible assets  ........................................                        81,687            88,385         125,631
Deferred income taxes  ....................................    Note 11            823,972           592,495         309,652
Deferred capital transactions costs  ......................    Note 7           1,264,237                 0         138,821
                                                                              -----------       -----------      ----------
                                                                               18,231,954         3,032,953       1,538,985
                                                                              -----------       -----------      ----------
   Total assets  ..........................................                   $26,293,422       $12,638,647      $7,402,958
                                                                              ===========       ===========      ==========

    LIABILITIES AND SHAREHOLDERS' EQUITY
-----------------------------------------------------------

Current liabilities
Short-term borrowings  ....................................    Note 8         $ 4,482,832       $ 2,385,303      $  661,982
Trade accounts payable  ...................................                     6,730,851         5,650,422       3,027,118
Loans payable  to related parties  ........................    Note 13          1,081,611                 0          97,984
Loans payable, other                                                              628,180                 0               0
Customer advances  ........................................                             0           216,558         704,915
Other current liabilities  ................................    Note 10          2,339,600           802,384         389,639
Current income taxes payable  .............................                       155,475           179,012          49,349
Deferred income taxes  ....................................    Note 11             96,340           216,352         211,046
                                                                              -----------       -----------      ----------
   Total current liabilities  .............................                    15,514,889         9,450,031       5,142,033
                                                                              -----------       -----------      ----------
Commitments and contingent liabilities  ...................    Note 15

Shareholders' equity
Share capital:
  Common stock, $0.001 par value
  Authorized shares 30,000,000 (30,000,000 in 1998,
  2,862,000 in 1997)
  Issued and outstanding shares 3,405,423 (3,152,861 in
  1998, 2,862,000 in 1997)  ...............................                         3,405             3,153           2,862
Additional paid in capital  ...............................                    11,420,355           506,031         767,785
Accumulated other comprehensive income/(loss)..............
  Cumulative translation adjustment  ......................                      (183,177)           31,852        (145,731)
Retained earnings/(deficit)  ..............................                      (462,050)        2,647,580       1,636,009
                                                                              -----------       -----------      ----------
   Total shareholders' equity  ............................                    10,778,533         3,188,616       2,260,925
                                                                              -----------       -----------      ----------
   Total liabilities and shareholders' equity  ............                   $26,293,422       $12,638,647      $7,402,958
                                                                              ===========       ===========      ==========

              See notes to the consolidated financials statements

                                   COPE, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                 For the Years December 31, 1999, 1998 and 1997
                (Amounts in U.S. Dollars, except share amounts)


                                                            1999               1998                1997
                   ---------------                     ---------------   -----------------   -----------------
Net Revenue
Sales of solutions  ................................     $ 26,420,836        $ 25,411,976        $ 16,605,175
Sales of services  .................................        5,940,668           3,647,174           1,310,996
                                                         ------------        ------------        ------------
Total revenue  .....................................       32,361,504          29,059,150          17,916,171
Cost of sales  .....................................      (21,318,928)        (20,281,131)        (12,817,738)
                                                         ------------        ------------        ------------
Gross profit  ......................................       11,042,576           8,778,019           5,098,433
                                                         ------------        ------------        ------------
Operating expenses
  Selling, general and administrative expenses  ....      (11,341,487)         (6,992,971)         (4,205,093)
  Consultancy expenses  ............................         (645,084)           (292,689)           (131,723)
  Depreciation  ....................................         (436,444)           (224,375)           (219,823)
  Impairment of intangible assets  .................                0             (63,004)                  0
  Amortization of goodwill and other
    intangible assets...............................       (2,298,288)           (112,561)               (540)
                                                         ------------        ------------        ------------
Total operating expenses  ..........................      (14,721,303)         (7,685,600)         (4,557,179)
                                                         ------------        ------------        ------------
Operating income/(loss)  ...........................       (3,678,727)          1,092,419             541,254
Other income (expense):
  Interest expense  ................................         (195,217)           (127,028)            (76,197)
     Interest expense to related party..............          (14,263)                  0                   0
  Interest income  .................................           36,179               6,769                 704
  Interest income from related party  ..............           36,033              19,929                   0
  Other  ...........................................            5,000              30,786                (270)
  Foreign exchange gain  ...........................          340,977               3,326              38,716
                                                         ------------        ------------        ------------
                                                              208,709             (66,218)            (37,047)
                                                         ------------        ------------        ------------
Earnings/(loss) before taxes  ........                     (3,470,018)          1,026,201             504,207
Current income taxes  ..............................          (34,711)           (158,141)            (34,076)
Deferred income taxes  .............................          395,099             143,511             162,766
                                                         ------------        ------------        ------------
Net income/(loss)  .................................     $ (3,109,630)       $  1,011,571        $    632,897
                                                         ============        ============        ============
Basic earnings/(loss) per share  ...................     $      (0.91)       $       0.34        $       0.23
Diluted earnings/(loss) per share  .................     $      (0.91)       $       0.34        $       0.23

Weighted average shares outstanding  ...............        3,417,589           2,936,589           2,740,833
Dilutive effect of stock options  ..................                0              12,120                   0
                                                         ------------        ------------        ------------
Diluted average shares outstanding  ................        3,417,589           2,948,709           2,740,833
                                                         ------------        ------------        ------------




              See notes to the consolidated financials statements

                                   COPE, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 1999, 1998 and 1997
                           (Amounts in U.S. Dollars)

                                                                                1999              1998             1997
                                                                           --------------   ----------------   -------------
Cash flow provided by operating activities
Net income/(loss)                                                            $(3,109,630)       $ 1,011,571     $   632,897
Adjustment to reconcile net income to net cash provided by operating activities
  Depreciation  .......................................................          436,444            224,375         219,823
  Amortization  .......................................................        2,298,288            175,565             540
  Deferred income taxes  ..............................................         (395,099)          (143,511)       (162,766)
  Gain on disposal of fixed assets  ...................................          (15,314)            (2,284)              0
Effects of changes in operating assets and liabilities excluding effects of business acquired
  Accounts receivable  ................................................          261,898          1,050,835      (1,530,889)
  Inventories  ........................................................           73,306            144,251        (488,492)
  Other current assets  ...............................................         (115,401)           160,857        (226,326)
  Accounts payable  ...................................................        1,232,494         (2,009,336)        736,413
  Customer advances  ..................................................         (198,271)                 0         704,915
  Other current liabilities  ..........................................          792,669            112,986         404,820
                                                                             -----------        -----------     -----------
Net cash flow provided by operating activities  .......................        1,261,384            725,309         290,935

Cash flow used in investing activities
  Purchase of property, plant and equipment  ..........................       (1,372,771)          (370,208)       (585,881)
  Loans receivable  ...................................................            5,986            (38,216)       (394,406)
  Purchase of intangible assets  ......................................                0                  0         (80,138)
  Proceeds from sale of property, plant and equipment  ................           24,728              5,249           4,653
  Acquisition of businesses/net of cash acquired  .....................         (171,330)           437,002               0
                                                                             -----------        -----------     -----------
Net cash flow used by investing activities  ...........................       (1,513,387)            33,827      (1,055,772)
Cash flow used (provided) by financing activities
  Issuance of capital stock  ..........................................          290,176            152,320         694,311
  Repurchase of common stock ..........................................       (3,958,000)                 0               0
  Increase of short term borrowings  ..................................        3,154,281             24,191         502,770
  COPE reorganization  ................................................                0           (371,112)              0
                                                                             -----------        -----------     -----------
Net cash flow used (provided) by financing activities  ................         (513,543)          (194,601)      1,197,081
Effect of exchange rate changes on cash  ..............................          116,338             59,643         (15,355)
Net increase (decrease) of cash and cash equivalents  .................         (649,208)           624,178         416,889
Cash and cash equivalents at beginning of the period  .................        1,303,114            678,936         262,047
                                                                             -----------        -----------     -----------
Cash and cash equivalents at end of the period  .......................      $   653,906        $ 1,303,114     $   678,936
                                                                             ===========        ===========     ===========
Supplemental cash flow disclosure
  Interest paid  ......................................................      $   195,217        $   127,028     $    76,197
  Income taxes paid  ..................................................           53,223             32,478          22,643
  Noncash investing and financing activities
     Short-term borrowings, assumed in acquisition of business  .......          132,652            956,543               0
     Short-term borrowings, incurred to effect acquisition of                          0
       business  ......................................................                             624,324               0
  Cash acquired in acquisition  .......................................                0            939,002               0

                                   COPE, INC.


                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                     As of December 31, 1999, 1998 and 1997
                (Amounts in U.S. Dollars, except share amounts)

                                                                                      Retained       Accumulated other    Total
                                            Number      Share       Additional        earnings         comprehensive    shareholders
                                          of shares    capital    paid in capital     (deficit)        income/(loss)      equity
                                         ----------   --------   ----------------   ------------        ----------       --------
Balance at January 1, 1997, as
   restated (1)........................  2,700,000     $2,700       $73,636         $1,003,112           $(74,420)     $1,005,028
Net income  ...........................                                                632,897                            632,897
Foreign currency translation
   adjustments  .......................                                                                   (71,311)        (71,311)
                                                                                                                      -----------
Total comprehensive income  ...........                                                                                   561,586
                                                                                                                      -----------
Issuance of share capital  ............    162,000        162       694,149                                               694,311
                                         ---------     ------   -----------       ------------          ---------     -----------
Balance at December 31, 1997  .........  2,862,000      2,862       767,785          1,636,009           (145,731)      2,260,925
                                         ---------     ------   -----------       ------------          ---------      ----------

Net income  ...........................                                              1,011,571                          1,011,571
Foreign currency translation
   adjustments  .......................                                                                   177,583         177,583
                                                                                                                      -----------
Total comprehensive income  ...........                                                                                 1,189,154
                                                                                                                      -----------
COPE Reorganization  ..................    270,654        271      (414,054)                                             (413,783)

Common stock issued upon exercise of
   stock options and warrants..........     20,207         20       152,300                                               152,320
                                         ---------     ------   -----------       ------------          ---------     -----------
Balance at December 31, 1998  .........  3,152,861      3,153       506,031          2,647,580             31,852       3,188,616
                                         ---------     ------   -----------       ------------          ---------     -----------

Net loss...............................                                             (3,109,630)                        (3,109,630)

Foreign currency translation
   adjustments.........................                                                                  (215,029)       (215,029)
                                                                                                                      -----------
Total comprehensive income/(loss)......                                                                                (3,324,659)
                                                                                                                      -----------

Issuance of share capital..............    420,000        420    14,581,980                                            14,582,400
Repurchase and retirement of common
    stock..............................   (200,000)      (200)   (3,957,800)                                           (3,958,000)
Common stock issued upon exercise of
   stock options and warrants..........     32,562         32       290,144                                               290,176
                                         ---------     ------   -----------       ------------          ---------   -------------
Balance at December 31, 1999...........  3,405,423     $3,405   $11,420,355        $  (462,050)         $(183,177)   $ 10,778,533
                                         ---------     ------   -----------       ------------          ---------     -----------

----------------
(1) Share capital and additional paid in capital have been retroactively restated to give effect to the COPE Reorganization (see Note 2 to the consolidated financial statements)

                                   COPE, INC.

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                        December 31, 1999, 1998 and 1997

Note 1--Basis of Presentation

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


Nature of Operations

  The Company is a Swiss-based provider of data storage consulting, services and solutions. The Company's main corporate offices located in Rotkreuz, Switzerland. The Company also conducts business in Germany and Austria.


Note 2--Reorganization

  On September 11, 1998, the shareholders of the Company approved a series of transactions (referred to as the "COPE Reorganization") undertaken pursuant to an Amended and Restated Securities Purchase Agreement and Plan of Reorganization dated July 24, 1998 ("Reorganization Agreement") by and among the Company,
COPE Holding AG, a Swiss corporation, and the shareholders of COPE Holding AG ("COPE Shareholders"), as described below.

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

  Pursuant to the Reorganization Agreement, on September 25, 1998, the Company issued 2,862,000 shares (post-split) of its common stock in exchange for all of the outstanding capital shares of COPE Holding AG. At the completion of the COPE Reorganization, the Company had approximately 3,132,634 shares (post-split) of its common stock outstanding, approximately 91.4% of which were held by the former COPE Holding AG shareholders.

  Also on September 25, 1998, and immediately prior to the Company's issuance of 2,862,000 shares (post-split) of its common stock in exchange for all of the outstanding capital shares of COPE Holding AG, the Company consummated the transactions under that certain Common Stock Purchase Agreement dated September 11, 1998 between the Company and New Capital Investment Fund, a Cayman Islands Investment Fund ("NCIF"), and that certain Assignment and Assumption Agreement dated September 11, 1998 between the Company and Glycosyn Pharmaceuticals, Inc., a Delaware corporation ("Glycosyn") (collectively, the "Glycosyn
Agreements"). Pursuant to the terms of the Glycosyn Agreements, NCIF purchased from the Company 2,850,000 shares of the common stock of the Company's subsidiary, Glycosyn, in consideration of NCIF's cancellation of all of the indebtedness owed to it by the Company ($610,167 as of March 31, 1998), and Glycosyn acquired all of the assets and assumed all of the liabilities

                                   COPE, INC.

of the Company as they existed immediately prior to the consummation of the COPE Reorganization on September 25, 1998.

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

  Prior to the COPE Reorganization, COPE Holding AG had 1,060 shares of capital stock issued and outstanding. As a result of the COPE Reorganization, the COPE Shareholders were issued 2,862,000 shares of the Company's common stock in exchange for all of the outstanding capital shares of COPE Holding AG. In effect, for accounting purposes, the COPE Shareholders received a 2,700 to 1 split of their shares since COPE Holding AG was deemed to be the accounting acquirer. Shareholders' equity and earnings per share amounts have been retroactively restated for the equivalent number of shares received by COPE Holding AG as a result of the COPE Reorganization. Differences between the par value of capital stock of COPE Holding AG outstanding prior to the COPE Reorganization and the par value of the Company's common stock subsequent to completion of the COPE Reorganization have been recorded against paid-in capital.

  On October 1, 1998, the Company determined that it would change its fiscal year end from June 30 to December 31, the fiscal year end of COPE Holding AG.


Note 3--Summary of Significant Accounting Policies

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

                                   COPE, INC.

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

     Machinery and equipment..................... 3-5 years
     Leasehold improvements...................... 10 years or shorter lease term

                                   COPE, INC.

Goodwill

  Goodwill represents the cost in excess of net assets acquired on business acquisitions and is amortized on a straight-line basis over five to seven years. The Company periodically evaluates the realizability of the carrying value of goodwill by assessing current conditions and estimates of future cash flows.


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


Intangible Assets

  Intangible assets are carried at cost and are generally depreciated using the straight-line method over the estimated useful lives of the assets. The useful lives utilized for this purpose are:


              Licenses................................................ 3-5 years
              Trademarks..............................................   5 years


  In the first quarter of fiscal 1998, the Company reported an impairment loss of $63,004 related to the write-down of an exclusive option for the rights to purchase, develop and market a new technique for the automatic storage of data. The option was acquired in 1997. In the first quarter of 1998, the Company conducted an in-house pilot demonstration of the technique, which indicated that the technique had less value than previously believed. As a result, management reduced the carrying value of the asset to the estimated fair market value based on the estimated amount recoverable upon sale to a third party.


Foreign Currencies

  The financial statements of each of the Company's subsidiaries are measured in the currency in which that entity primarily conducts its business (the functional currency). The functional currency of all the Company's non-United States subsidiaries is the applicable local currency.

                                   COPE, INC.

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

Advertising Costs

  Advertising costs are recognized as incurred. Advertising costs were $1,645,000 in 1999, $636,000 in 1998 and $435,000 in 1997.

Accounting Change

  In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting the Costs of Start-Up Activities", which requires that costs related to start-up activities be expensed as incurred. Prior to 1999, the Company capitalized its start-up costs and amortized them over four years. The Company adopted the provisions of the SOP as of January 1, 1999. There was no material impact on net income of financial position as a result of the adoption of SOP 98-5.

Derivatives and Hedging Activities

  In June 1999, the Financial Accounting Standards Board issued Statement No. 137, Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FAS 133. FAS 133 is now required to be adopted for all fiscal quarters of all fiscal years beginning after June 15, 2000. Because of the Company's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on earnings or the financial position of the Company.

Other Comprehensive Income

  In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income" which requires presentation of comprehensive income and its components in the financial statements. Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statements of Shareholders' Equity. The adoption of SFAS No. 130 had no impact on net income or total shareholders' equity. Prior year financial statements have been reclassified to conform to the SFAS No. 130 requirements.

                                   COPE, INC.

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

                                  COPE, INC.

Note 4--Business Acquisition

  On June 25, 1998, COPE GmbH acquired all of the capital shares of Forum GmbH ("Forum"), a German data storage company, for $962,977. The acquisition of Forum has been accounted for by the purchase method of accounting. Accordingly, the operating results of Forum have been included in the consolidated operating results from the date of acquisition. The excess of the purchase price over the fair value of net assets acquired was $837,569 and has been recorded as goodwill, which is being amortized on a straight line basis over seven years. The acquisition was financed through available cash on hand and short term borrowings.

  The purchase price was allocated to the assets acquired and liabilities assumed based on their fair values at the date of the Forum acquisition as follows:

  Cash...........................................................    $   939,002
  Accounts receivable............................................      2,549,374
  Inventories....................................................      1,059,078
  Accounts payable...............................................     (3,424,274)
  Short-term borrowings..........................................       (956,543)
  Other, net.....................................................        (41,229)
                                                                     -----------
  Net fair value of assets acquired and liabilities assumed......        125,408
  Goodwill.......................................................        837,569
                                                                     -----------
  Purchase price.................................................    $   962,977
                                                                     ===========

  Cash paid for Forum............................................    $   338,653
  Short-term borrowing assumed...................................        624,324
                                                                     -----------
                                                                     $   962,977
                                                                     ===========

  Cash acquired in acquisition of Forum..........................    $   939,002
  Cash paid for Forum............................................       (338,653)
  Cash paid for other business...................................       (163,347)
                                                                     -----------
  Net cash flow impact of acquisitions of businesses.............    $   437,002
                                                                     ===========

                                   COPE, INC.

  On April 19, 1999, the Company acquired Hicomp Software Systems GmbH ("Hicomp"), a German software company, in a stock transaction accounted for by the purchase method of accounting. The Company issued 420,000 new shares in exchange for all outstanding Hicomp shares. Accordingly, the operating results of Hicomp have been included in the consolidated operating results from the date of acquisition. The excess of the purchase price over the fair value of net assets acquired was $15,626,069 and has been recorded as goodwill, which is being amortized on a straight line basis over five years. Hicomp, headquartered in Hamburg, Germany, develops back-up and retrieval software products. Its leading products, Hiback and Hibars, are multi-platform back-up solutions recognized for performance and flexibility.

  Additionally, the former shareholder of Hicomp granted the Company a purchase option, expiring June 30, 2000, to acquire all of the capital shares of two U.S. corporations owned by the shareholder, which are engaged in the business of distributing Hiback and Hibars software in the U.S., at the then market price based on negotiations between the two parties. No consideration was paid for the option. The option represents a right of first refusal only and gives the company no price advantage since this is stipulated to be based on the market price at the date of acquisition. Accordingly, no value has been allocated to the option as part of the allocation of the purchase price of Hicomp.

  In October 1999, the Company repurchased from the former shareholders of Hicomp 200,000 of the common shares issued by the Company in the acquisition at a price of DEM 7,200,000 ($3,958,000).

  The Hicomp assets acquired and liabilities assumed have been recorded at their fair values at the date of the Hicomp acquisition. A summary of the assets acquired, liabilities assumed and consideration paid follows:

   Accounts receivable................................... $    102,005
   Other current assets........................... ......       22,544
   Property, plant and equipment.........................      146,399
   Other assets..........................................      215,614
   Short-term borrowings.................................     (132,652)
   Accounts payable......................................     (240,262)
   Other current liabilities.............................     (444,353)
   Noncurrent liabilities................................     (264,159)
                                                             ---------
   Net fair value of assets acquired
   and liabilities assumed...............................     (594,864)

   Goodwill..............................................   15,626,069
                                                            ----------
   Purchase price........................................ $ 15,031,205
                                                          ============

   Value of the securities issued........................ $ 14,582,400
   Acquisition costs.....................................      448,805
                                                          ------------
   Purchase price........................................ $ 15,031,205
                                                          ============

   Annual amortization (based on amortization period
    of five years)                                        $  3,125,214

   The Company paid in the last quarter 1999 $171,330 of the acquisition cost. In the first quarter 2000 the Company paid $277,475 acquisition costs.

                                   COPE, INC.

  The pro forma unaudited results of operations for the twelve months ended December 31, 1999 and December 31, 1998, assuming consummation of the purchases as of the beginning of the periods presented, are as follows:

                                                                 Year  ended December 31,
                                                         -----------------------------------------
                                                                1999                  1998
                                                         -------------------   -------------------
     Revenues.........................................        $32,812,411            $38,578,226
     Net income.......................................         (3,906,366)            (1,875,736
     Basic earnings per share.........................              (1.10)                 (0.56)
     Diluted earnings per share.......................              (1.10)                 (0.56)

These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments such as additional amortization expense as a result of goodwill. They do not purport to be indicative of the results of operations which actually would have resulted had the acquisition occurred on January 1, 1998, or which may result in the future.


Note 5--Other Current Assets

  Other current assets consist of the following:

                                                                         December 31,
                                                            ---------------------------------------
                                                               1999          1998          1997
                                                            -----------   -----------   -----------
     Prepaid expenses                                           145,144       358,170       108,398
     Withholding taxes                                          211,102             0             0
     Deposits                                                   145,652        31,258        15,785
     Value added taxes                                           19,937        37,977        43,485
     Other                                                      146,921        22,608        11,693
                                                             ----------      --------      --------
        Total other current assets                           $  668,756      $450,013      $179,361
                                                             ==========      ========      ========

Note 6--Property, Plant and Equipment

  Property, plant and equipment consist of the following:

                                                                                   December 31,
                                                             -----------------------------------------------------
                                                                  1999               1998               1997
                                                             ---------------   -----------------   ---------------
     Leasehold improvements..............................        $   214,684          $  210,529        $   35,347
     Machinery and equipment.............................          2,335,714           1,402,887         1,138,946
     Accumulated depreciation............................         (1,266,911)           (862,181)         (603,818)
                                                                 -----------          ----------        ----------
        Total property, plant and equipment, net.........        $ 1,283,487           $ 751,235        $  570,475
                                                                 ===========          ==========        ==========

Note 7 -- Deferred capital transaction costs

  As of December 31, 1999 the Company had deferred capital transaction costs of $1,264,237 relating to the Company's secondary public offering on the Frankfurt Stock Exchange "Neuer Markt" which have been applied in the first quarter 2000 against the additional paid in capital from the issue of new common stock. The offering has taken place on February 11, 2000.

  As of December 31, 1997 the Company had deferred capital transaction costs of $138,821 relating to the COPE Reorganization.

                                   COPE, INC.

Note 8--Short-term Borrowings

  As of December 31, 1999, the Company had established short-term overdraft facilities under which the Company and its subsidiaries could borrow up to $5,705,885. Amounts drawn down under these facilities are due on demand and collateralized by the Company's investment in COPE AG and COPE GmbH.

  Amounts outstanding at December 31, 1999, 1998 and 1997 total $4,482,832, $2,385,303, and $661,982, respectively. As of December 31, 1999, the Company had approximately $1,223,053 available under these facilities. The weighted average interest rate on amounts outstanding was 3.8%, 5.0% and 7.0% at December 31, 1999, 1998 and 1997, respectively. Interest expenses for the years ending December 31, 1999, 1998 and 1997, amounted to $209,480, $127,028 and $76,197, respectively.

Note 9--Pension Plans

  Substantially all of the Company's employees are covered by government pension plans administered by the respective countries' governmental authorities. The employees' contributions are based on a percentage of gross salary. The Company generally contributes an amount equal to that contributed by the employees. The cost of these plans, charged to operations, for the years ended December 31, 1999, 1998 and 1997 was $829,765, $446,528 and $226,904, respectively. The
Company provides no additional pension or post-retirement benefits.

Note 10--Other Current Liabilities

  Other current liabilities consist of the following:

                                                               December 31,
                                                  ---------------------------------------
                                                     1999          1998          1997
                                                  -----------   -----------   -----------
  Value Added Taxes                                $  534,389      $363,297      $ 87,691
  Legal, professional and other fees                   53,004        61,140        67,190
  Accrued liabilities                                 924,520             0             0
  Personnel and social security expenses              589,052       314,138       176,170
  Other                                               238,635        63,809        58,588
                                                   ----------      --------      --------
                                                   $2,339,600      $802,384      $389,639
                                                   ==========      ========      ========

                                   COPE, INC.

Note 11--Income Taxes

  Pretax income for the years ended December 31, 1999, 1998 and 1997 was taxed in the following jurisdictions:

                                                                Years ended December 31,
                                                --------------------------------------------------------
                                                      1999                1998               1997
                                                -----------------   ----------------   -----------------
  Switzerland................................        $  (543,984)        $1,242,682           $ 994,782
  Other......................................         (2,926,034)          (216,481)           (490,575)
                                                     -----------         ----------           ---------
                                                     $(3,470,018)        $1,026,201           $ 504,207
                                                     ===========         ==========           =========

  Components of the provision for income taxes are as follows:

                                                                Years ended December 31,
                                                ---------------------------------------------------------
                                                       1999                1998                1997
                                                ------------------   -----------------   ----------------
  Current:
     Switzerland...........................         $   26,307             $ 154,113           $  34,688
     Other.................................              8,404                 4,028                (612)
                                                       -------              --------            ---------
  Total current............................             34,711               158,141              34,076
                                                       -------              --------            ---------
  Deferred:
     Switzerland...........................           (139,431)               (6,973)             39,074
     Other.................................           (255,668)             (136,538)           (201,840)
                                                      --------              --------           ----------
  Total deferred...........................           (395,099)             (143,511)           (162,766)
                                                      --------              --------           ----------
                                                    $ (360,388)            $  14,630           $(128,690)
                                                      ========             =========           =========

  The Company has net deferred tax assets (liabilities) as of December 31, 1999, 1998 and 1997 as follows:

                                                                                        December 31,
                                                                  --------------------------------------------------------
                                                                        1999               1998                1997
                                                                  ----------------   -----------------   -----------------
  Non-current deferred tax assets:
     Net operating losses....................................        $823,972           $ 592,495           $ 309,652
                                                                     --------           ---------           ---------
  Deferred tax liabilities:
     Inventories.............................................               0            (100,265)            (94,629)
     Trade accounts receivable...............................         (20,353)            (23,529)            (22,207)
     Deductible provisions eliminated on consolidation.......         (59,711)            (69,029)            (65,150)
     Warranty accrual........................................               0             (23,529)            (18,814)
     Other...................................................         (16,276)                  0             (10,246)
                                                                    ---------           ---------           ---------
                                                                      (96,340)           (216,352)           (211,046)
                                                                    ---------           ---------           ---------
  Net deferred tax assets.....................................       $727,632           $ 376,143           $  98,606
                                                                    =========           =========           =========

                                   COPE, INC.

  Management believes it is more likely than not that all deferred tax assets are realizable.

  A reconciliation of income taxes determined using the applicable rate to actual income taxes provided, is as follows:

                                                                                    Years ended December 31,
                                                                         ----------------------------------------------
                                                                              1999             1998            1997
                                                                         --------------   --------------   ------------
  Income tax expense at the applicable rate of -11.34% (5.59% in
    1998; -5.23% in 1997)............................................        $393,405         $(57,391)      $ 26,374
  Tax rate change on opening deferred taxes..........................               0           18,021         65,400
  Release of overprovision in prior year.............................          30,896                0         13,833
  Permanent differences..............................................         (63,913)          25,358         25,091
  Other..............................................................               0             (618)        (2,008)
                                                                              --------         --------      --------
                                                                              $360,388         $(14,630)     $128,690
                                                                              ========         ========      ========

  The applicable tax rate is obtained by aggregating the separate reconciliations prepared using the domestic rate in each individual jurisdiction in which the Company operates. The negative applicable rate obtained in 1999 and 1997 results from losses incurred in jurisdictions with high domestic tax rates. In 1998, fewer net losses were incurred in such jurisdictions.

  At December 31, 1999, the Company had Switzerland, German, and Austrian net loss carryforwards for tax purposes of approximately $136,947, $1,308,736 and $220,071 respectively. Under applicable German and Austrian tax laws, the net operating losses can be carried forward for an indefinite period of time and for Switzerland for 7 years.

                                   COPE, INC.

Note 12--Stock Options and Stock Purchase Warrants

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

  During 1998, options to purchase 167,500 shares of the Company's common stock were issued to employees and non-employee directors of the Company, 26,890 have been exercised and 1,370 cancelled or expired during 1999. 139,240 remain outstanding as of December 31, 1999.

  During 1999, options to purchase 212,700 shares of the Company's common stock were issued to employees and non-employee directors of the Company, 8,050 have been cancelled or expired. 204,650 remain outstanding as of December 31, 1999.

  Summary information about the Company's stock options outstanding as of December 31,:

                                          1999                         1998                          1997
                                -------------------------    -------------------------     -------------------------
                                              Weighted                     Weighted                      Weighted
                                               Average                      Average                       Average
                                Options    Exercise Price    Options    Exercise Price     Options    Exercise Price
                                -------    --------------    -------    --------------     -------    --------------
 Outstanding at the
  beginning of the year....     167,500        $11,66            --           --               --              --
 Granted ..................     212,700        $24,38        167,500       $11,66              --              --
 Exercised ................     (26,890)       $ 9,19            --           --               --              --
 Canceled/Expired..........      (9,420)       $ 8,40            --           --               --              --
--------------------------------------------------------------------------------------------------------------------
 Outstanding at the
  end of year..............     343,890        $19,30        167,500       $11,66              --              --
 Exercisable at the end
  of the year..............         --            --             --           --               --              --
 Weighted average fair
  value of options granted
  during the year..........                    $ 2,83                      $ 5,44                              --
                                ------------------------------------------------------------------------------------

  The Company applies Accounting Principles Board Opinion No. 25 in accounting for its stock options. All options outstanding were granted at prices which were above market price as of the date of grant and, accordingly, no compensation expense has been recognized. Had compensation expense for the Company's stock-based compensation plans been determined consistent with SFAS 123 ''Accounting for Stock-Based Compensation'', the impact on the Company's net earnings and earnings per share would have been as follows:


                                                 Years ended December 31,
                                                --------------------------
                                                   1999            1998
                                                ------------    ----------
     Net income as reported..................   $(3,109,630)     $1,011,571
     Pro forma net income....................    (3,579,198)        948,934
     Basic earnings per share:
        As reported..........................   $     (0.91)     $     0.34
        Pro forma............................   $     (1.05)           0.32
     Diluted earnings per share:
        As reported..........................   $     (0.91)     $     0.34
        Pro forma............................   $     (1.05)           0.32

                                   COPE, INC.

  The pro forma results reflect amortization of the fair value of stock options over the vesting period. The weighted average fair value of options granted in 1999 and 1998 was $2.83 and $5.44 respectively. The fair value of each option grant was estimated on the date of grant using a Black-Scholes option pricing model, assuming a dividend yield of 0% for all years, a weighted average risk free interest rate in 1999 and 1998 of 5.16% and 4.70% respectively, a weighted average expected lifetime of 2.55, respectively 3.74 years in 1999 and 1998 and a volatility figure of 26% in 1999, respectively 60% to 75% in 1998.

  Additionally, as of December 31, 1999, there were 24,621 stock purchase warrants outstanding which were exercisable at $7.54 per share. The warrants expire from April 1 to October 14, 2000.


Note 13--Related Party Transactions

  As of December 31, 1999, 1998 and 1997, the financial statements included the following balances due from (to) related parties:

                                                                December 31,
                                                    --------------------------------
                                                    1999          1998          1997
                                                    ----          ----          ----
     A. Knapp..............................    $  (767,521)      $   0        $(118,874)
     S. Isenschmid.........................       (314,090)          0           20,890
                                               -----------       ------       ---------
     Net amount due to related parties.....    $(1,081,611)      $   0        $ (97,984)
                                               ===========       ======       =========


  In October 1999, the Company borrowed CHF 1,200,000 ($767,521) from its Chairman of the Board, Adrian Knapp. In December 1999, the Company borrowed CHF 500,000 ($314,090) from its President and Chief Executive Officer, Stephan Isenschmid. The advances bore interest at the rate of 8.5% per annum. The Company repaid the advances, with interest, in March 2000.

  Loans receivable from related party represents a 6.0% demand loan. The loan is due from acp GmbH, Germany, of which Mr. Peter Koch, a member of the Company's Board of Directors, is the General Manager.

                                   COPE, INC.

Note 14--Leases

  The Company has operating leases primarily for office space and equipment which expire at various dates through the year 2003 with, in some instances, renewal privileges. Certain leases provide for escalation of the rentals based on the increase in the consumer price index and base mortgage rates. Operating lease costs are charged to income as incurred.

  The minimum annual rental commitments under long-term non-cancelable operating leases as of December 31, 1999, were as follows:

                                                         1999
                                                      -----------
     2000...................................          $   623,396
     2001...................................              563,747
     2002...................................              477,690
     2003...................................              381,214
     2004...................................              366,761
                                                      -----------
     Total future minimum lease payments....          $ 2,412,808
                                                      ===========

  Total rent expense for operating leases was approximately $703,821, $168,970 and $120,484 for the years ended December 31, 1999, 1998 and 1997, respectively.


Note 15--Commitments and Contingent Liabilities

  Management is not aware of any matters that could give rise to any liability to the Company that would have a material adverse effect on the Company's business, financial condition or results of operations.


Note 16--Segment and Geographic Data

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

                                   COPE, INC.

Earnings before interest, taxes, depreciation and amortization is presented not as an alternative measure of operating results or cash flow from operations as determined in accordance with generally accepted accounting principles, but because it is a widely accepted financial indicator of a company's ability to incur and service debt.

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

  Information concerning the Company's reportable segments is summarized as follows by location of operations (Switzerland: COPE Holding AG, COPE AG;
Germany: COPE GmbH and Hicomp Software Systems GmbH, Austria: COPE Handelsges.mbH; Other: COPE, Inc.; intercompany sales are generally at purchase cost):

                                                                        Years ended December 31,
                                                        ------------------------------------------------------
                                                              1999               1998               1997
                                                        ----------------   ----------------   ----------------
     Total revenue:
        Switzerland.............................            $12,691,960        $15,391,521        $12,133,274
        Germany.................................             16,957,674         11,997,975          4,759,643
        Austria.................................              2,901,234          1,768,674          1,182,198
        Other...................................                      0                  0            692,076
                                                            -----------        -----------        -----------
                                                             32,550,868         29,158,170         18,767,191
                                                            -----------        -----------        -----------
     Sales between geographic areas:
        Switzerland............................                 (47,058)           (37,743)          (182,757)
        Germany................................                (128,756)           (31,974)           (76,220)
        Austria................................                 (13,550)           (29,303)           (49,789)
        Other..................................                       0                  0           (542,254)
                                                            -----------        -----------        -----------
                                                               (189,364)           (99,020)          (851,020)
                                                            -----------        -----------        -----------
     Total revenue from external customers:
        Switzerland............................              12,644,902         15,353,778         11,950,517
        Germany................................              16,828,918         11,966,001          4,683,423
        Austria................................               2,887,684          1,739,371          1,132,409
        Other..................................                       0                  0            149,822
                                                            -----------        -----------        -----------
                                                            $32,361,504        $29,059,150        $17,916,171
                                                            ===========        ===========        ===========
     Depreciation and amortization:
        Switzerland............................             $   287,626        $   226,681        $   182,937
        Germany................................                 229,412             91,124             31,579
        Austria................................                  63,501             19,131              5,847
        Other..................................               2,154,193                  0                  0
                                                            -----------        -----------        -----------
                                                            $ 2,734,732        $   336,936        $   220,363
                                                            ===========        ===========        ===========
Earnings before interest and taxes, depreciation
 and amortization (EBITDA):
        Switzerland............................             $  (996,852)       $ 1,517,473        $ 1,219,801
        Germany................................                 613,902            (93,156)          (314,785)
        Austria................................                 147,649             66,578           (111,950)
        Other..................................                (362,717)           (27,428)             6,997
                                                            ===========        ===========        ===========
                                                            $  (598,018)       $ 1,463,467        $   800,063
                                                            ===========        ===========        ===========

                                   COPE, INC.

Reconciliation of EBITDA to earnings before taxes:

Earnings before interest, taxes, depreciation and amortization (EBIDTA):

        Switzerland............................         $  (996,852)       $ 1,517,473        $1,219,801
        Germany................................             613,902            (93,156)         (314,785)
        Austria................................             147,649             66,578          (111,950)
        Other..................................            (362,717)           (27,428)            6,997
                                                        -----------        -----------        ----------
                                                        $  (598,018)       $ 1,463,467        $  800,063
                                                        ===========        ===========        ==========

     Depreciation and amortization:
        Switzerland............................         $  (287,626)       $  (226,681)       $ (182,937)
        Germany................................            (229,412)           (91,124)          (31,579)
        Austria................................             (63,501)           (19,131)           (5,847)
        Other..................................          (2,154,193)                 0                 0
                                                        -----------        -----------        ----------
                                                        $(2,734,732)       $  (336,936)       $ (220,363)
                                                        ===========        ===========        ==========

     Interest, net:
        Switzerland...........................          $   (90,032)       $   (48,111)       $  (59,843)
        Germany...............................                8,554            (46,512)           (9,935)
        Austria...............................               (5,659)            (5,707)           (5,447)
        Other.................................              (50,131)                 0              (268)
                                                        -----------        -----------        ----------
                                                        $  (137,268)       $  (100,330)       $  (75,493)
                                                        ===========        ===========        ==========
     Earnings before taxes:
        Switzerland..........................           $(1,374,510)       $ 1,242,681        $  977,021
        Germany..............................               393,044           (230,792)         (356,299)
        Austria..............................                78,489             41,740          (123,244)
        Other................................            (2,567,041)           (27,428)            6,729
                                                        -----------        -----------        ----------
                                                        $(3,470,018)       $ 1,026,201        $  504,207
                                                        ===========        ===========        ==========
                                                                     Years ended December 31,
                                                        ------------------------------------------------
                                                            1999               1998              1997
                                                        -----------        -----------        ----------
     Total Assets:
        Switzerland..........................           $ 4,986,345        $ 5,681,247        $5,493,536
        Germany..............................             5,246,029          5,722,295         1,544,735
        Austria..............................             1,227,224          1,125,184           364,687
        Other................................            14,833,824            109,921                 0
                                                        -----------        -----------        ----------
                                                        $26,293,422        $12,638,647        $7,402,958
                                                        ===========        ===========        ==========

                                   COPE, INC.

Note 17--Financial Instruments

Fair Value

  The carrying value of financial instruments such as cash and cash equivalents, short-term borrowings, accounts receivable, accounts payable approximate their fair value due to the short-term maturities of these instruments.


Concentration of Credit Risks

  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and accounts receivable. The Company's cash is principally denominated in Swiss Francs and is maintained principally with one financial institution in Switzerland. The Company provides credit in its normal course of business to a wide variety of customers and, generally, requires no collateral from its customers. The allowance for non-collection of accounts receivable ($0 in 1999, 1998 and 1997) is based upon management's expectations of collectibility. In the years ended December 31, 1999, 1998 and 1997, sales to the five biggest customers of the Company amounted to 16%, 36% and 29% of consolidated net sales, respectively. Sales to one customer accounted for 8%, 14% and 11% of consolidated sales in the years ended December 31, 1999, 1998 and 1997, respectively. The Company performs ongoing credit evaluations of its customers.

  The Company enters into forward exchange contracts for significant U.S. Dollar purchase transactions. At December 31, 1999 and 1998, no such contracts were open. At December 31, 1997, seven forward exchange contracts were open with settlement dates from January to June 1998.


Note 18--Subsequent Event

  In February 2000, the Company conducted a public offering of 800,000 shares of common stock on the Frankfurt Stock Exchange, Germany, priced at Euro 21.00 ($20.54) per share.

  In March 2000, the Company issued 67,930 shares of common stock upon exercise of outstanding common stock purchase options at exercise prices ranging from $8.40 to $35.00 per share.

  In March 2000, the Company and Mount10.com Holding AG have entered into a letter of intent to merge their business activities. The proposed merger would encompass a consolidation of the Company and Mount10.com into a new Swiss holding company.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Prior to the COPE Reorganization in August 1998, COPE's independent auditors for the fiscal years ended June 30, 1998 and 1997 were Raimondo Pettit Group (formerly Raimondo Pettit & Glassman) 21515 Hawthorne Boulevard, Suite 1250, Torrance, California 90503. On March 18, 1999, the Board of Directors of COPE approved the appointment of ATAG Ernst & Young Ltd., who had been the independent auditors for COPE Holding AG for the fiscal years ended December 31, 1997, 1996 and 1995.

Raimondo Pettit Group's report on COPE, financial statements for the 1998 and 1997 fiscal years did not contain any adverse opinion or disclaimer of opinion, nor was it qualified as to uncertainty, audit scope or accounting principles, except that the firm's report for the fiscal year ended June 30, 1997 financial statements included an explanatory paragraph relating to substantial doubt existing about COPE's ability to continue as a going concern. COPE has had no disagreements with Raimondo Pettit Group during the past two years and the subsequent interim period preceding this dismissal on any matter of accounting principles or practices, financial statement disclosure, or audit scope or procedure, which disagreement(s), if not resolved to the satisfaction of Raimondo Pettit Group, would have caused it to make a reference to the subject matter of the disagreement(s) in connection with its reports.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

The executive officers and directors of COPE, the positions held by them and their ages as of March 27, 2000 are as follows:

     Name                Age        Position
Adrian Knapp             37         Chairman of the Board and Executive Vice President

Stephan Isenschmid       38         President, Chief Executive Officer and Director

Markus Bernhard          36         Chief Financial Officer

Peter Koch               74         Director

Markus Stalder           47         Director

Kevin DeVito             39         Secretary and Director

Mr. Knapp has served as Chairman of the Board and Executive Vice President of COPE since September 25, 1998. Mr. Knapp co-founded COPE Holding AG in 1991 and has served as Chairman of the Board of that company since its inception.

Mr. Isenschmid has served as President, Chief Executive Officer and a director of COPE since September 25, 1998. Mr. Isenschmid co-founded COPE Holding AG in 1991 and has served as President, Chief Executive Officer and a director of that company since its inception.

Mr. Bernhard has served as Chief Financial Officer of COPE since September 25, 1998. Mr. Bernhard has also served as Chief Financial Officer of COPE Holding AG since September 1997. From 1991 to

September 1997, Mr. Bernhard was employed as a Swiss certified accountant at Revisuisse Price Waterhouse.

Mr. Koch has served as a director of COPE since September 25, 1998. Mr. Koch has served as General Manager of acp GmbH, a German-based distributor of computer products and peripherals since 1991.

Mr. Stalder has served as a director of COPE since September 25, 1998. Mr. Stalder has been a partner in the law firm, Stalder & Murer, located in Sihlbrugg, Switzerland, since 1991. Stalder & Murer has acted as general counsel to COPE Holding AG since 1991.

Mr. DeVito has served as a director of COPE since June 1992. From 1992 to September 25, 1998, Mr. DeVito served as President of COPE, Inc., which during that period was known as Harrier, Inc. Since 1996, Mr. DeVito has served as a principal of New Capital AG, a Zurich based financial and management consulting firm.

Members of the board of directors are typically elected by the shareholders of COPE. However, vacancies in the board may be filled by a majority of the remaining directors. Each director holds office until his successor is elected by the stockholders and his successor is qualified or until the director resigns. The board of directors has established an Audit Committee consisting of Markus Stalder, Adrian Knapp and Kevin DeVito, with Mr. Stalder to serve as Chairman. The Audit Committee reviews COPE's independent auditors, the scope and timing of their audit services and other services they are asked to perform, the auditor's report on COPE's financial statements following completion of their audit, and COPE's policies and procedures regarding internal accounting and financial controls. In addition, the Audit Committee makes annual recommendations to the board of directors for the appointment of independent auditors for the ensuing year. The board of directors has also established a Compensation Committee consisting of Kevin DeVito, Markus Stalder and Adrian Knapp, with Mr. DeVito to serve as Chairman. The Compensation Committee reviews and recommends to the board of directors the compensation and benefits of all officers of COPE and reviews general policy matters relating to compensation benefits of employees of COPE.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the officers and directors of COPE and those persons who beneficially own more than 10% of the outstanding shares of common stock of COPE to file reports of securities ownership and changes in such ownership with the securities and Exchange Commission. Officers, directors and greater than 10% beneficial owners are also required by rules promulgated by the Commission to furnish COPE with copies of all Section 16(a) forms they file.

Based solely upon a review of the copies of such forms furnished to COPE, or written representations that no Form 5 filings were required, COPE believes that during 1999 all Section 16(a) filing requirements applicable to the officers, directors and greater than 10% beneficial owners of COPE were complied with.

Item 10.  Executive Compensation And Other Information.

          Cash Compensation of Executive Officers

          The following table sets forth the cash compensation paid to the executive officers of COPE for services rendered during the fiscal years ended December 31, 1999, 1998 and 1997.

                                              Annual Compensation                                  Long-Term Compensation
                           --------------------------------------------------------    --------------------------------------------

                                                                                                       Common Shares
                                                                         Other           Restricted      Underlying      All Other
       Name and                                                          Annual         Stock Awards   Options Granted Compensation
       Position               Year          Salary         Bonus      Compensation           ($)         (# Shares)        (1)
-----------------------    ---------    --------------    --------   --------------    --------------  ---------------  -----------

Stephan Isenschmid,          1999         129,654           -0-            -0-                -0-           7,000          12,000
CEO                          1998         135,983           -0-            -0-                -0-          56,000          12,000
                             1997         106,922(2)        -0-            -0-                -0-            -0-             -0-

Adrian Knapp, Vice           1999         103,723           -0-            -0-                              7,000           12,000
 President                   1998         108,787           -0-            -0-                -0-          56,000           12,000
                             1997         106,922(2)        -0-            -0-                -0-            -0-             -0-

Markus Bernhard,             1999          90,226           -0-            -0-                -0-           7,000           12,000
Chief Financial              1998          85,321           -0-            -0-                -0-          18,500            -0-
 Officer                     1997          19,405           -0-            -0-                -0-            -0-             -0-
___________________

(1)  Represents a car allowance of $1,000 per month.
(2) One-half of 1997 compensation represents fees paid to consulting firms controlled by Messrs. Isenschmid and Knapp for the services rendered by them to COPE.
(3) Mr. Bernhard has served as Chief Financial Officer of COPE since September 1997.

                     Option/SAR Grants in Last Fiscal Year

                                                          Individual Grants
-----------------------------------------------------------------------------------------------------------------------------------
                             Number of Securities
       Name                Underlying Options/SARs          % of Total Options/SARs          Exercise or           Expiration Date
                                   Granted                 Granted to Employees in           Base Price
                                     (#)                         Fiscal Year                   ($/Sh)
---------------------    ---------------------------     ---------------------------     -------------------    -------------------
Stephan Isenschmid,              3,500  (2)                         1.6%                         22.00                 9/30/01
President and CEO,               3,500  (2)                         1.6%                         22.00                 9/30/03
Adrian  Knapp,
Chairman and
Executive Vice
President, and
Markus Bernhard,
CFO

______________
(1) Mr. Isenschmid, Mr. Knapp and Mr. Bernhard each received options in the amounts and on the terms and conditions as set forth in table presented.

(2)  Options vest and first become exercisable on May 1, 2001.

                            Aggregated Option Exercises in Last Fiscal Year and Year-End Option Values

                                                                             Number of Securities            Value of Unexercised
                                       Shares                               Underlying Unexercised               In-the-Money
                                      Acquired                                Options/SARs at FY-             Options/SARs at FY-
            Name                    on Exercise           Value                    End (#)                         End ($)
                                        (#)              Realized
                                                           ($)                  Exercisable/                    Exercisable/
                                                                                Unexercisable                   Unexercisable
-----------------------------    ---------------    ---------------     ----------------------------    ----------------------------
Stephan Isenschmid,                  5,000             $ 85,800                    0/58,000                      $0/479,060
President and CEO

Adrian Knapp, Chairman and           5,000             $ 85,800                    0/58,000                      $0/479,060
Vice President

Markus Bernhard, CFO                 6,500             $135,350                    0/19,000                      $0/156,230


     Compensation of Directors

All directors receive reimbursement for out-of-pocket expenses in attending Board of Directors meetings. From time to time COPE may engage certain members of the board of directors to perform services on its behalf. In these cases, COPE compensates the members for their services at rates no more favorable than could be obtained from unaffiliated parties. None of the non-officer directors, Markus Stalder, Peter Koch, or Kevin DeVito, receive compensation for serving as directors.

     Indemnification of Directors

As permitted by Section 145 of the Delaware General Corporation Law, COPE's certificate of incorporation includes a provision that eliminates the personal liability of its directors for monetary damages for breach or alleged breach of their fiduciary duty as directors. In addition, as permitted by Section 145 of the Delaware General Corporation Law, COPE's bylaws provide that it may, in its discretion, indemnify its directors, officers, employees and agents and persons serving in these capacities in other business enterprises at its request, to the fullest extent permitted by Delaware law. COPE's bylaws also allow it to advance expenses, as incurred, to its directors and officers in connection with defending a proceeding.

COPE's policy is to enter into indemnification agreements with each of its directors and officers that provide the maximum indemnity allowed to directors and officers by Section 145 of the Delaware General Corporation Law and the bylaws as well as additional procedural protections.

The indemnification provisions in the bylaws and the indemnification agreements COPE enters into with its directors and officers may be sufficiently broad to permit indemnification of its directors and officers for liabilities arising under the U.S. federal securities laws. However, COPE is aware that in the opinion of the Securities and Exchange Commission this indemnification is against public policy as expressed under the U.S. federal securities laws and is therefore unenforceable.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information regarding the beneficial ownership of the shares of common stock as of March 27, 2000 by (1) each person known by COPE to be the beneficial owner of more than five percent (5%) of the common stock, (2) each of COPE's directors and executive officers and (3) all directors and executive officers as a group.

                 Name and Address                                   Number                                 Percent
---------------------------------------------------    ---------------------------------       ------------------------------
Adrian Knapp(1)(2)                                               1,310,000(2)                              31.0%
Stephan Isenschmid(1)(2)                                         1,260,000(2)                              29.9%
Markus Bernhard(1)(3)                                                5,850(3)                                (4)
Markus Stalder (1)(5)                                                   --                                   --
Peter Koch (1)(5)                                                   16,000                                   (4)
Kevin DeVito(6)(7)                                                     870                                   (4)
Uwe Hinrich(8)(9)                                                  190,000                                  4.4%
All officers and directors as a group                            2,592,720                                 61.4%

____________________
(1) Address is Grundstrasse 12, 6343 Rotkreuz, Switzerland.

(2) Includes 9,000 shares of common stock underlying presently exercisable options. Does not include 49,000 shares of common stock underlying options that are subject to vesting.

(3) Includes 3,100 shares of common stock underlying presently exercisable options. Does not include 15,900 shares of common stock underlying options that are subject to vesting.

(4) Less than one percent.

(5) Does not include 1,400 shares of common stock underlying options that are subject to vesting.

(6) Address is 360 North Sepulveda Blvd., #3050, El Segundo, California 90245.

(7) Does not include 4,000 shares of common stock underlying options that are subject to vesting.

(8) Address is Gruendgenstrasse 16D-22309 Hamburg, Germany.

(9) Includes 20,000 shares of common stock underlying presently exercisable options.

    Does not include 40,000 shares of common stock underlying options subject to vesting.

Item 12.  Certain Relationships and Related Transactions

Markus Stalder, a member of COPE's board of directors, is also a member of the law firm of Stalder & Murer, COPE's general counsel since 1991. In 1999, 1998 and 1997, COPE paid legal fees to Stalder & Murer in the amount of approximately $57,000, $50,000 and $30,000, respectively.

As described in the section ''Business Development'' on page 3, in September 1998 the predecessor management of COPE completed a series of transactions by which COPE discontinued all operations and divested itself of substantially all of its assets and liabilities relating to the development and marketing of health, fitness and medical products. Kevin DeVito, one of COPE's current directors, was the President and a director of COPE prior to its acquisition of COPE Holding AG.

In October 1999, COPE borrowed CHF 1,200,000 ($767,521) from its Chairman of the Board, Adrian Knapp. The advance bore interest at the rate of 8.5% per annum. COPE repaid the advance, with interest, in March 2000.

In December 1999, COPE borrowed CHF 500,000 ($314,090) from its President and Chief Executive Officer, Stephan Isenschmid. The advance bore interest at the rate of 8.5% per annum. COPE repaid the advance, with interest, in March 2000.



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

     10.17     Loan Agreement between New Capital Investment Fund and Registrant
               (12)

     10.18 Asset Transfer and Plan of Liquidation and Dissolution dated June 30, 1997 between the Registrant, Naturade, Inc. and DermaRay, LLC (13)

     10.19 Amended and Restated Securities Purchase Agreement and Plan of Reorganization dated July 24, 1998 between Registrant and
               COPE Holding AG. (14)

     10.20 Agreement dated October 30, 1997 between Registrant and New Concept Therapeutics, Inc. (13)

     10.21 Agreement dated September 25, 1998 between Registrant, COPE Holding AG, and New Capital Investment Fund.(17

     10.22 Common Stock Purchase Agreement dated September 11, 1998 between Registrant and New Capital Investment Fund.(17)

     10.23 Assumption and Assignment Agreement dated September 11, 1998 between Registrant and Glycosyn Pharmaceuticals, Inc.(17)

     10.24 Indemnification Agreement dated September 28, 1998 by New Capital AG(17)

     10.25 Sale and Transfer of Business Shares (Forum GmbH) dated July 25, 1998 between COPE GmbH and Peter Doelling(17)

     10.26     Sale and Transfer of Business Shares (HICOMP Software Systems
               GmbH) dated December 21, 1998 between Registrant and Uwe Hinrichs(17)

     10.27     Loan Agreement between Registrant and NORD/LB dated July 19,
               1999.(19

     10.28 Loan Agreement between Registrant and NORD/LB dated October 13, 1999 (20)

     10.29 Loan Agreement between Registrant and Adrian Knapp dated October 13, 1999 (20)

     10.30 Loan Agreement between Registrant and an unaffiliated third party dated October 13, 1999 (20)

     10.31 Agreement between Registrant and Uwe Hinrichs dated October 4, 1999 (20)

     16.1      Letter dated March 19, 1999 from Raimondo Pettit Group (16)

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

(7) Filed as an exhibit to Report on Form 8-K dated July 27, 1990, filed on September 6, 1990 (File No 1-9925), incorporated herein by reference.

(8) Filed as an exhibit to Report on Form 8-K dated July 10, 1992, filed on July 31, 1992 (File No 1-9925), incorporated herein by reference.

(9) Filed as an exhibit to Report on Form 8-K dated August 1, 1992, filed on August 26, 1992 (File No 1-9925), incorporated herein by reference.

(10)Filed as an exhibit to Report on form 10-K for the year-ended June 30, 1992, filed on October 24, 1992 (File No. 1-9925), incorporated herein by reference.

(11)Filed as an exhibit to Report on Form 10-K for the year-ended June 30, 1993, filed on November 25, 1993 (File No. 1-9925), incorporated herein by reference.

(12)Filed as an exhibit to Report on Form 10-K for the year-ended June 30, 1996, filed on December 3, 1996 (File No. 1-9925), incorporated herein by reference.

(13)Filed as an exhibit to Report on Form 10-K for the year-ended June 30, 1997, filed on December 10, 1997 (File No. 1-9925), incorporated herein by reference.

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

(15) Filed as an exhibit to Report on Form 8-K dated September 25, 1998, filed on October 13, 1998 (File No 1-9925), incorporated herein by reference.

(16) Filed as an exhibit to Report on Form 8-K dated March 18, 1999, filed on March 24, 1999 (File No 1-9925), incorporated herein by reference.

(17) Filed as an exhibit to Report on Form 10-KSB for the year ended December 31, 1998, filed on May 7, 1999 (File No. 1-9925) incorporated herein by reference.

(18) Filed as an exhibit to Registrant's Form SB-2 Registration Statement dated June 30, 1999 (File No. 1-9925) incorporated herein by reference.

(19) Filed as an exhibit to Registrant's Pre-Effective Amendment No. 1 to Form SB-2 Registration Statement dated August 31, 1999 (File No. 1-9925) incorporated herein by reference.

(20) Filed as an exhibit to Registrant's Pre-Effective Amendment No. 4 to Form SB-2 Registration Statement dated January 25, 2000 (File No. 1-9925) incorporated herein by reference.

                                   SIGNATURES

     In accordance Section 13(a) or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                COPE, INC.


                                                By:  /s/ Adrian Knapp
                                                   -----------------------------
                                                   Adrian Knapp
                                                   Chairman and Vice President

     In accordance with the Exchange Act, this report As been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


             Signatures                                          Title                                      Date
------------------------------------    ----------------------------------------------------    --------------------------
  /s/  Stephan Isenschmid                  President and Chief Executive Officer and                   April 10, 2000
------------------------------------       Director (principal executive officer)
       Stephan Isenschmid

  /s/  Markus Bernhard                     Chief Financial Officer (principal financial and            April 10, 2000
------------------------------------       accounting officer)
       Markus Bernhard

  /s/  Adrian Knapp                        Chairman of the Board                                       April 10, 2000
------------------------------------
       Adrian Knapp

  /s/  Markus Stalder                      Director                                                    April 10, 2000
------------------------------------
       Markus Stalder

  /s/  Peter Koch                          Director                                                    April 10, 2000
------------------------------------
       Peter Koch

  /s/  Kevin DeVito                        Director                                                    April 10, 2000
------------------------------------
       Kevin DeVito