Form 10QSB
period 2000-03-31
COPE INC
filed 2000-05-15
CIK 789847

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)

     [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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


                                      n/a
                                      ---
  (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               Yes [X]   No [_]

     As of May 8, 2000 , the Company had 4,289,129 shares of its $.001 par value common stock issued and outstanding.

                         PART 1 - FINANCIAL INFORMATION



ITEM 1.  Financial Statements

                                                                                   PAGE
                                                                                   ----
Unaudited Condensed Consolidated Balance Sheets at
  March 31, 2000  and December 31, 1999.........................................   2
Unaudited Condensed Consolidated Statements of Operations for the three month
  periods ended March 31, 2000 and 1999.........................................   3
Unaudited Condensed Consolidated Statements of Cash Flows for the
  three month periods ended March 31, 2000 and 1999.............................   4
Notes to Condensed Consolidated Financial Statements............................   5

                                   COPE, INC.
                     Condensed Consolidated Balance Sheets
                           (Amounts in U.S. Dollars)

ASSETS
                                                                  March 31,        December 31,
                                                                    2000              1999
                                                               ---------------   ---------------
                                                                 (Unaudited)
Current assets
  Cash and cash equivalents                                    $     7,261,928   $       653,906
  Trade accounts receivable                                          4,326,049         4,627,287
  Inventories (net of provision of $186,714 and $201,107)            2,280,412         2,111,519
  Other current assets                                                 935,997           668,756
                                                               ---------------   ---------------
Total current assets                                                14,804,386         8,061,468

Property, plant and equipment, net                                   1,324,987         1,283,487
Loans receivable from related party                                  1,608,368           550,361
Goodwill (net of amortization of $3,175,737 and $2,367,866)         13,389,544        14,228,210
Intangible assets                                                       80,368            81,687
Deferred income taxes                                                  978,177           823,972
Deferred capital transactions costs                                          0         1,264,237
                                                               ---------------   ---------------
TOTAL ASSETS                                                   $    32,185,830   $    26,293,422
                                                               ===============   ===============

Current liabilities:
  Short-term borrowings                                        $       837,946   $     4,482,832
  Trade accounts payable                                             3,758,440         6,730,851
  Loans payable to related parties                                           0         1,081,611
  Loans payable, other                                                       0           628,180
  Customer advances                                                    130,596                 0
  Other current liabilities                                          2,496,073         2,339,600
  Current income taxes payable                                         148,908           155,475
  Deferred income taxes                                                 95,688            96,340
                                                               ---------------   ---------------
Total current liabilities                                            7,467,651        15,514,889
                                                               ---------------   ---------------
Commitments and contingent liabilities

SHAREHOLDERS' EQUITY

Shareholders' equity:
   Share capital:
    Common stock, $0.001 par value                                       4,289             3,405
    Authorized shares 30,000,000
    Issued and outstanding shares 4,289,129
     (3,405,423 in 1999)
  Additional paid in capital                                        26,541,286        11,420,355
  Accumulated other comprehensive income/(loss)
    Cumulative translation adjustment                                 (257,922)         (183,177)
  Retained earnings/(deficit)                                       (1,569,474)         (462,050)
                                                               ---------------   ---------------

Total shareholders' equity                                          24,718,179        10,778,533
                                                               ---------------   ---------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                     $    32,185,830   $    26,293,422
                                                               ===============   ===============

    See accompanying notes to condensed consolidated financial statements.

                                  COPE, INC.
                  Condensed Consolidated Statements of Income
                 (Amounts in U.S. Dollars except share amount)

           For the three month periods ended March 31, 2000 and 1999
                                  (Unaudited)

                                                      Three month periods ended
                                                      -------------------------
                                                       March 31,     March 31,
                                                         2000          1999
                                                      -----------   -----------
Net Revenue
Sales of solutions                                    $ 7,006,530   $ 7,255,307
Sales of services                                       1,074,866     1,282,607
                                                      -----------   -----------

Total revenue                                           8,081,396     8,537,914

Cost of sales                                          (5,292,765)   (5,673,756)
                                                      -----------   -----------

Gross profit                                            2,788,631     2,864,158
                                                      -----------   -----------

Operating expenses
  Selling, general and administrative expenses         (2,984,426)   (2,437,519)
  Consultancy expenses                                   (162,602)      (59,290)
  Depreciation                                            (89,550)      (83,869)
  Amortization of goodwill and other intangible
   assets                                                (801,871)      (48,675)
                                                      -----------   -----------
Total operating expenses                               (4,038,449)   (2,629,353)

Operating income/(loss)                                (1,249,818)      234,805

Other income (expense):
  Interest expense                                        (72,598)      (64,667)
  Interest expense to related party                       (22,308)            0
  Interest income                                          34,208        32,939
  Interest income from related party                        7,947         5,337
  Other                                                         0        (3,513)
                                                      -----------   -----------
                                                          (52,751)      (29,904)
                                                      -----------   -----------

Earnings/(loss) before taxes                           (1,302,569)      204,901

Current income taxes                                            0       (20,963)
Deferred income taxes                                     195,144       (35,935)
                                                      -----------   -----------
                                                          195,144       (56,898)
                                                      -----------   -----------

Net income/(loss)                                     $(1,107,425)  $   148,003
                                                      ===========   ===========

Basic earnings/(loss)per share                              (0.26)         0.05
Diluted earnings/(loss)per share                            (0.26)         0.04

Weighted average shares outstanding                     4,181,233     3,152,861
Dilutive effect of stock options                                0       163,382
                                                      -----------   -----------

Diluted average shares outstanding                      4,181,233     3,316,243
                                                      ===========   ===========

See accompanying notes to condensed consolidated financial statements

                                  COPE, INC.
                Condensed Consolidated Statements of Cash Flows
                           (Amounts in U.S. Dollars)

           For the three month periods ended March 31, 2000 and 1999
                                  (Unaudited)

                                                           Three month periods ended
                                                           -------------------------
                                                            March 31,     March 31,
                                                               2000         1999
                                                           -----------   -----------
Cash flow provided/(used) by operating activities
Net income/(loss)                                          $(1,107,425)  $   148,003

Adjustments to reconcile net income to net cash used by
  operating activities
    Depreciation                                                89,550        83,869
    Amortization of goodwill and other intangibles assets      801,871        48,675
    Deferred income taxes                                     (195,144)       35,935

Effects of changes in operating assets and liabilities

  Accounts receivable                                           71,732     1,057,511
  Inventories                                                 (295,007)     (310,917)
  Other current assets                                         539,200       230,872
  Accounts payable                                          (1,330,424)   (1,201,913)
  Customer advances                                            132,179      (108,242)
  Other current liabilities                                   (668,227)      226,964
                                                           -----------   -----------

Net cash flow provided/(used) by operating activities       (1,961,695)      210,575
                                                           -----------   -----------

Cash flow used  in investing activities
  Purchase of property, plant and equipment                   (191,159)     (229,512)
  Loans payables                                            (1,119,782)     (322,984)
  Acquisition of businesses/net of cash acquired              (277,475)            0
                                                           -----------   -----------

Net cash flow used by investing activities                  (1,588,416)     (552,496)

Cash flow provided by financing activities
  Issuance of common stock                                  15,462,115             0
  Decrease of short term borrowings                         (5,267,010)     (304,301)
                                                           -----------   -----------

Net cash flow provided/(used) by financing activities       10,195,105      (304,301)

Effect of exchange rate changes on cash                        (36,972)      (56,210)

Net decrease of cash and cash equivalents                    6,608,022      (702,250)

Cash and cash equivalents at beginning of the period           653,906     1,303,114
                                                           -----------   -----------
Cash and cash equivalents at end of the period             $ 7,261,928   $   600,864
                                                           ===========   ===========

Supplemental cash flow disclosure
  Interest paid                                            $    94,906   $    59,879
  Income taxes paid                                                  0        22,145

                                   COPE, INC.

              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)
                 As of  March 31, 2000 and for the three month
                     periods ended March 31, 2000 and 1999

NOTE 1-BASIS OF PRESENTATION

These condensed consolidated financial statements of COPE, Inc., a Delaware corporation ("COPE" or "the Company"), do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in the COPE's Annual Report on Form 10-KSB for the year ended December 31, 1999. In the opinion of management, the financial information set forth in the accompanying condensed consolidated financial statements reflect all adjustments necessary for a fair statement of the periods reported, and all such adjustments were of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

Accounting Change

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting the Costs of Start-Up Activities", which requires that costs related to start-up activities be expensed as incurred. Prior to 1999, COPE capitalized its start-up costs and amortized them over four years. COPE adopted the provisions of the SOP as of January 1. 1999. There was no material impact on net income or financial position as a result of the adoption of SOP 98-5.

NOTE 2 - EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings Per Share". SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income by the weighted average shares outstanding. The computation of diluted earnings per share is similar to basic earnings per share except that it assumes that the weighted average shares outstanding is increased by shares issuable upon exercise of those stock options for which market price exceeds exercise price. Shares issuable upon exercise of stock options have not been included in the computation of diluted earnings
(loss) per share in 2000 since their effect thereon would be anti-dilutive.

NOTE 3 - BUSINESS ACQUISITION

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

In October 1999, the Company repurchased from the former shareholders of Hicomp 200,000 of the common shares issued by the Company in the acquisition at a price of DEM 7,200,000 ($3,598,000).

The Hicomp assets acquired and liabilities assumed have been recorded at their estimated fair values at the date of the Hicomp acquisition. A summary of the assets acquired, liabilities assumed and consideration paid follows:

Accounts receivable.........................................    $  102,005
Other current assets........................................        22,544
Property, plant and equipment...............................       146,399
Other assets................................................       215,614

Short-term borrowings                                             (132,652)
Accounts payable............................................      (240,262)
Other current liabilities...................................      (444,353)
Noncurrent liabilities......................................      (264,159)
                                                               -----------

Net fair value of assets acquired and liabilities assumed         (594,864)
Goodwill....................................................    15,626,069
                                                               -----------
Purchase Price..............................................    15,031,205
                                                               ===========

Value of the securities issued..............................   $14,582,400
Estimated acquisition costs.................................       448,805
                                                               -----------
Purchase price..............................................    15,031,205
                                                               ===========

Estimated annual amortization
(based on amortization period of five years)................    $3,125,214

The Company paid in the last quarter 1999 $171,330 of the acquisition cost. In the first quarter 2000 the Company paid $277,475 acquisition costs.


The pro forma unaudited results of operations for the three months ended March 31, 2000 and March 31, 1999, assuming consummation of the purchase as of the beginning of the periods presented, are as follows:

                                                      Three month periods ended
                                                              March  31,
                                                         2000           1999
                                                      ---------       ---------
Net revenue                                           8,081,396       9,015,030
Net loss                                             (1,107,425)       (710,142)

Per share data:
Basic earnings (loss)                                     (0.26)          (0.20)

NOTE 4 - COMMON STOCK AND STOCK OPTION PLAN

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


NOTE 5 - SEGMENT AND GEOGRAPHIC DATA

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

Information concerning COPE's reportable segments is summarized as follows by location of operations (Switzerland: COPE Holding AG, COPE AG; Germany: COPE GmbH and Hicomp Software Systems GmbH, Austria: COPE Handelsges.mbH; Other:
COPE, Inc.; intercompany sales are generally at purchase cost):

                                             Three months period ended March 31,
                                             -----------------------------------
                                                  2000                 1999
                                             -------------         -------------
Total revenue:
  Switzerland                                $  4,298,182           $ 3,262,701
  Germany                                       3,099,072             4,680,720
  Austria                                         778,794               594,493
                                             ------------           -----------
                                             $  8,176,048           $ 8,537,914
                                             ============           ===========

Sales between geographic areas:
  Switzerland                                $          0          $          0
  Germany                                         (56,878)                    0
  Austria                                         (37,774)                    0
                                             ------------          ------------
                                             $    (94,652)         $          0
                                             ============          ============

Total revenue from external customers:
  Switzerland                                $  4,298,182          $  3,262,701
  Germany                                       3,042,194             4,680,720
  Austria                                         741,020               594,493
                                             ------------          ------------
                                             $  8,081,396          $  8,537,914
                                             ============          ============

Depreciation and amortization:
  Switzerland                                $     51,330                69,308
  Germany                                          58,240                37,129
  Austria                                          13,100                26,107
  Other                                           768,751                     0
                                             ------------          ------------
                                             $    891,421               132,544
                                             ============          ============
Earnings before interest, taxes,
 depreciation and amortization (EBITDA):
  Switzerland                                $    (54,959)         $     77,012
  Germany                                        (121,888)              324,322
  Austria                                          10,554                  (529)
  Other                                          (192,104)              (36,969)
                                             ------------          ------------
                                             $   (358,397)         $    363,836
                                             ============          ============

Reconciliation of EBITDA to earnings
 before taxes:

Earnings before interest, taxes,
 depreciation and amortization (EBITDA):
  Switzerland                                $    (54,959)         $     77,012
  Germany                                        (121,888)              324,322
  Austria                                          10,554                  (529)
  Other                                          (192,104)              (36,969)
                                             ------------          ------------
                                             $   (358,397)         $    363,836
                                             ============          ============

Depreciation and amortization:
  Switzerland                                $    (51,330)         $    (69,308)
  Germany                                         (58,240)              (37,129)
  Austria                                         (13,100)              (26,107)
  Other                                          (768,751)                    0
                                             ------------          ------------
                                             $   (891,421)         $   (132,544)
                                             ============          ============

Interest, net:
  Switzerland                                $    (32,980)         $     (5,553)
  Germany                                         (13,005)              (20,481)
  Austria                                          (1,190)                 (357)
  Other                                            (5,576)                    0
                                             ------------          ------------
                                             $    (52,751)         $    (26,391)
                                             ------------          ------------
Earnings before taxes                        $ (1,302,569)         $    204,901
                                             ============          ============

                                               March 31,           December 31,
                                             ------------          ------------
                                                 2000                  1999
                                             ------------          ------------
Total assets:
  Switzerland                                $  6,519,920          $  4,986,345
  Germany                                       4,507,659             5,246,029
  Austria                                       1,036,295             1,227,224
  Other                                        20,121,956            14,833,824
                                             ------------          ------------
                                             $ 32,185,830          $ 26,293,422
                                             ============          ============


NOTE 6 - SUBSEQUENT EVENT

     On May 1, 2000, the Company acquired all of the outstanding capital shares of Multicom Software in a combined shares/cash transaction. COPE paid the shareholders of Multicom EURO 1,795,000. An additional EURO 800,000 ("Earnout Portion") will be payable by COPE based on the results of operations of Multicom for the fiscal years ending December 31, 2000 and December 31, 2001. COPE also issued to the Multicom shareholders 24,957 COPE common shares having an agreed market value of EURO 1,565,000.

ITEM 2. Management's Discussion and Analysis or Plan of Operation

OVERVIEW

COPE, Inc. ("COPE") is a provider of enterprise data storage and security consulting, services and solutions to customers located primarily in Western Europe. COPE's storage and security business consists of the analysis, design and implementation of storage and security systems that integrate the software and hardware products that best meet the identified objective. COPE generally provides its data storage and security systems on a turn-key basis and purchases for resale the software and hardware components made part of the systems solutions. The company resells software and hardware products offered by the major vendors in the data storage and security industry. COPE also offers its own proprietary storage software products, Hiback and Hibars. COPE provides enterprise data storage and security systems and solutions to a variety of companies in the financial, insurance, pharmaceutical and telecommunication industries located primarily in Germany, Switzerland, and Austria.

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


    Proposed Merger of COPE and Mount10.com Holding AG

COPE, Inc. and Mount10.com Holding AG have entered into a letter of intent on March 17, 2000 to merge their business activities. The proposed merger would encompas a consolidation or "Verschmelzung" of COPE, Inc. and Mount10.com into a new Swiss holding company. The parties expect that the new company will be owned approximately 80% by the present COPE shareholders and approximately 20% by the present Mount10.com shareholders. The merger proposal is subject to approval of the directors and shareholders of both companies and relevant authorities.

Mount10.com is engaged in the business of protecting strategic data from manipulation, loss unauthorized access and damage by external or hostile groups and individuals. Mount10.com operates its own data center in a high-security, inviolable underground vault. The vault is located in the heart of the Swiss Alps and embedded in an operational defense force facility. The vault is believed to be able to withstands all know risks to the security of the customers data during peace and times of war. COPE's Chairman of the Board, Adrian Knapp, and President and Chief Executive Officer, Stephan Isenschmid, each own approximately 16.3% of Mount10.com.

    Public Offering

In February 2000, COPE conducted a public offering of 800,000 shares of its common stock, at an offering price EURO 21.00 ($20.54) per share on the Frankfurt Stock Exchange, "Neuer Markt".

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

     Currency Exchange Rates.

COPE regularly enters into contracts payable in Swiss Francs and EURO. Although COPE reports its results in US Dollars, virtually all of its sales are denominated in either Swiss Francs or EURO. A significant amount of COPE's cost of sales (i.e., hardware and software purchases) on the other hand, are denominated in US Dollars. Consequently, COPE's cost of doing business is directly affected by any changes in the exchange rate between the US Dollar, on the one hand, and the Swiss Franc or EURO, on the other hand. The financial position and results of operations of COPE and its foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of COPE and its subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in the cumulative translation adjustment account in stockholders' equity.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Net Revenue.  During the three months ended March 31, 2000, the Company had net
-----------
revenue of $8,081,396, which amounts to a decrease of 5.3% over the net revenue of $8,537,914 during the prior year period. The decrease in net revenue is due in the stronger US Dollar compared to the prior year period and decreased activity in the first quarter of 2000 due to concerns over the Y2K issue. During the three months ended March 31, 2000, the Company had net revenue of EURO 8,264,375, which amounts to a increase of 8.1% over the net revenue of EURO 7,646,218 during the prior year period. COPE acquired Hicomp on April 19, 1999 and Hicomp has been included in the consolidated operating results for period subsequent to April 19, 1999.

     Sales of solutions decreased 3.4% (increase in EURO 10.4.%) during the three months ended March 31, 2000 over the prior year period reaching $7,006,530 (EURO 7,176,705) as compared to $7,255,307 (EURO 6,498,382). Sales of solutions consist of revenue from the resale of hardware and software components along with associated consulting services. Sales of services decreased 16.2% (decrease in EURO 4.2%) during the three months ended March 31, 2000 reaching $1,074,866 (EURO 1,099,211) as compared to $1,282,607 (EURO 1,147,836) for the prior year period. Sales of services consist of revenue from stand-alone consulting and integration services. The decrease in sales of solutions was due primarily to decreased activities in the first quarter of 2000 as a result of concerns over the Y2K issue.

Cost of Sales.  During the three  months ended March  31, 2000, cost of sales
--------------
decreased by 3.2% (in EURO increase 6.5%) to $5,292,765 (EURO 5,412,612) compared to $5,673,756 (EURO 5,081,713) for the prior year period, representing 65.5% (in EURO 65.5%) and 66.5% (in EURO 66.5), respectively, of the total
revenue from the sale of solutions.   Cost of sales consists exclusively of the
cost of software and hardware acquired for resale.

Gross Profit.  COPE's gross profit margin for the three  months ended March 31,
------------
2000 was 34.5% (in EURO 34.5%) compared to 33.5% (in EURO 33.5%) for the prior year period.

Selling, General, Administrative and Consulting Expenses.  COPE's selling,
--------------------------------------------------------
general, administrative and consulting expenses as a percentage of net sales increased between the three months ended March 31, 2000 (38.9%; in EURO 38.9%) compared to the prior year period (29.2%; in EURO 29.2%).

Net Income/(Loss). During the three  months ended March  31, 2000, COPE had a
-----------------
net loss of $1,107,425 (EURO 1,115,105) as compared to net income of $148,003 (EURO 144,115) during the prior year period. Earnings before interest, taxes, depreciation and amortization for the three months ended March 31, 2000 was $(358,397) , which amounts to an decrease of 198.5% over earnings before interest, taxes, depreciation and amortization of $363,836 for the prior year period. The decrease in income is mainly attributable due to the amortization of goodwill involved with COPE's acquisition of Hicomp in April 1999 and Forum in June 1998

LIQUIDITY AND FINANCIAL CONDITION

COPE's historical working capital requirements include the financing of all costs involved in the design, implementation and sale of information systems. COPE generally contracts to deliver information systems, including all hardware and software, on a turn-key basis based on fixed price contracts. Consistent with industry practice, COPE generally is not able to obtain significant up-front or progress payments on its contracts providing for the design, implementation and sale of information systems. Accordingly, COPE is generally required to finance its clients' contracts, including the purchase of the hardware and software components of the information systems. As of March 31, 2000, COPE had established short-term overdraft facilities under which COPE and its subsidiaries could borrow up to $1,307,628. Amounts drawn down under these facilities are due on demand and collateralized by COPE's investments in Cope AG and Cope GmbH. COPE has been successful to date in securing extensions on its lines for purposes of financing certain client contracts and in the most recent months, however there can be no assurance that COPE will continue to do so in the future.

As of March 31, 2000, COPE had a working capital of approximately $7,336,735, compared to a working capital deficit of $7,453,421 as of December 31, 1999. In February 2000 COPE completed a secondary public offering of 800,000 common shares at EURO 21.00 ($20.54) per share on the Frankfurt Stock Exchange, "Neuer Markt". The net proceeds in that offering were approximately $14,200,000. During fiscal 1999, COPE supplemented its working capital with a series of short term loans in the total aggregate amount of $3,700,000, including an advance of $767,521 and $314,090 from COPE's Chairman of the Board, Adrian Knapp and COPE's President and Chief Executive Officer Stephan Isenschmid, respectively. COPE applied approximately $3,700,000 of the net proceeds from its secondary pubic offering towards the repayment of the short term loans and the repayment of $2,100,000 of bank indebtedness under its short-term overdraft facilities.

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

YEAR 2000 ISSUE

As of the date of this quaterly report, nothing has come to COPE's attention that would indicate that any of its computer software applications, or those of its information suppliers, are unable to operate accurately after January 1, 2000. However, COPE has been advised that the consequences of a Year 2000 failure may not become apparent for several weeks following January 1, 2000.


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

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

     In 1999, Cope engaged a Swiss software development company to design, implement and maintain a company-wide enterprise resource planning solution for COPE. The system was to be completed in January 2000, however in April 2000 COPE served notice that it would refuse to accept the system due to problems that materially impaired the systems's quality of operation. The software supplier has served COPE with notice of its intent to sue COPE for the remaining $500,000 owed the supplier under its contract with COPE. Cope believes that the supplier has breached the contract and, therefore, COPE is not obligated to pay the supplier any additional amounts under the contract. If the supplier institutes legal action, COPE intends to counter-claim for damages in excess of $1,000,000, representing payments made to the supplier, additional costs incurred by COPE in connection with the supplier's activities and damages incurred by COPE due to the supplier's failure to deliver the promised operating system by the required due date.


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

                                            COPE, Inc.
                                            (Registrant)



Dated:  May 15, 2000                        By: /s/ MARKUS BERNHARD
                                                ------------------------
                                                Markus Bernhard
                                                Chief Financial Officer