Form 10KSB/A
period 1999-12-31
COPE INC
filed 2000-05-24
CIK 789847

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-KSB/A
                               (AMENDMENT NO. 1)

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

The market value of the voting stock held by non-affiliates of the issuer as of March 27, 2000 was approximately $106,874,840.

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

     As of May 23, 2000, COPE had approximately 366 record holders of its common stock.


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

Sales of solutions increased 10.5% during the 1999 fiscal year over the prior year period reaching $28,091,532 in 1999 as compared to $25,411,976 in 1998. Sales of solutions consists of revenue from the resale of hardware and software components along with associated consulting services. The main reason for the increase in revenue from the sales of solutions is the integration of Hicomp.

Sales of services increased 17.1% during the 1999 fiscal year reaching $4,269,972 as compared to $3,647,174 for the prior year. Sales of services consists of revenue from stand-alone consulting and integration services. The increase in revenue from the sale of services is the result of COPE's decision to emphasize sales of services because of its potential higher profit margin and the integration of Hicomp.

Cost of Sales.   During fiscal year 1999,  cost of sales increased by 5.1% to
$21,318,928 compared to $20,281,131 for the prior fiscal year, representing 75.9% and 79.8%, respectively, of the total revenue from the sale of solutions. Cost of sales consists exclusively of the cost of software and hardware acquired for resale. The decrease in cost of sales as a percentage of revenue from the sale of solutions is the result of the integration of Hicomp.

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
                                                                              ===========       ===========      ==========

              See notes to the consolidated financials statements

                                   COPE, INC.

                       CONSOLIDATED STATEMENTS OF INCOME

                 For the Years December 31, 1999, 1998 and 1997
                (Amounts in U.S. Dollars, except share amounts)


                                                            1999               1998                1997
                   ---------------                     ---------------   -----------------   -----------------
Net Revenue
Sales of solutions  ................................     $ 28,091,532        $ 25,411,976        $ 16,605,175
Sales of services  .................................        4,269,972           3,647,174           1,310,996
                                                         ------------        ------------        ------------
Total revenue  .....................................       32,361,504          29,059,150          17,916,171
Cost of sales  .....................................      (21,318,928)        (20,281,131)        (12,817,738)
                                                         ------------        ------------        ------------
Gross profit  ......................................       11,042,576           8,778,019           5,098,433
                                                         ------------        ------------        ------------
Operating expenses
  Selling, general and administrative expenses  ....      (11,341,487)         (6,992,971)         (4,205,093)
  Consultancy expenses  ............................         (645,084)           (292,689)           (131,723)
  Depreciation  ....................................         (436,444)           (224,375)           (219,823)
  Impairment of intangible assets  .................                0             (63,004)                  0
  Amortization of goodwill and other
    intangible assets...............................       (2,298,288)           (112,561)               (540)
                                                         ------------        ------------        ------------
Total operating expenses  ..........................      (14,721,303)         (7,685,600)         (4,557,179)
                                                         ------------        ------------        ------------
Operating income/(loss)  ...........................       (3,678,727)          1,092,419             541,254
Other income (expense):
  Interest expense  ................................         (195,217)           (127,028)            (76,197)
     Interest expense to related party..............          (14,263)                  0                   0
  Interest income  .................................           36,179               6,769                 704
  Interest income from related party  ..............           36,033              19,929                   0
  Other  ...........................................            5,000              30,786                (270)
  Foreign exchange gain  ...........................          340,977               3,326              38,716
                                                         ------------        ------------        ------------
                                                              208,709             (66,218)            (37,047)
                                                         ------------        ------------        ------------
Earnings/(loss) before taxes  ......................       (3,470,018)          1,026,201             504,207
Current income taxes  ..............................          (34,711)           (158,141)            (34,076)
Deferred income taxes  .............................          395,099             143,511             162,766
                                                         ------------        ------------        ------------
Net income/(loss)  .................................     $ (3,109,630)       $  1,011,571        $    632,897
                                                         ============        ============        ============
Basic earnings/(loss) per share  ...................     $      (0.91)       $       0.34        $       0.23
Diluted earnings/(loss) per share  .................     $      (0.91)       $       0.34        $       0.23

Weighted average shares outstanding  ...............        3,417,589           2,936,589           2,740,833
Dilutive effect of stock options  ..................                0              12,120                   0
                                                         ------------        ------------        ------------
Diluted average shares outstanding  ................        3,417,589           2,948,709           2,740,833
                                                         ------------        ------------        ------------


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

                                                COPE, INC.


Date: May 23, 2000                              By: /s/ ADRIAN KNAPP
                                                   -----------------------------
                                                   Adrian Knapp
                                                   Chairman and Vice President