Form 10QSB
period 2000-06-30
COPE INC
filed 2000-08-11
CIK 789847

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)

         [x]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2000

         [ ]        TRANSITION REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from _________ to __________


Commission File Number 1-9925

                                   COPE, Inc.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

            Delaware                                  87-0427731
---------------------------------        --------------------------------------
  (State or other jurisdiction           (IRS Employer Identification No.)
of incorporation or organization)


                  Grundstrasse 12, 6343 Rotkreuz, Switzerland
-------------------------------------------------------------------------------
                    (Address of principal executive offices)

                               + 41 41 798 33 44
                          ---------------------------
                          (Issuer's telephone number)


                                      n/a
        -----------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

   Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes    X       No
                                   -----

   As of August 11, 2000, the Company had 4,314,085 shares of its $.001 par value common stock issued and outstanding.

                        PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements                                                         PAGE
                                                                                      ----
Unaudited Condensed Consolidated Balance Sheets at
  June 30, 2000 (unaudited) and December 31, 1999 (audited)............................  2
Unaudited Condensed Consolidated Statements of Operations for the three month periods and six month periods ended June 30, 2000 and 1999...........................  3
Unaudited Condensed Consolidated Statements of Cash Flows for the
  six month periods ended June 30, 2000 and 1999.......................................  4
Notes to Condensed Consolidated Financial Statements...................................  5

                                   COPE, INC.
                     Condensed Consolidated Balance Sheets
                           (Amounts in U.S. Dollars)

ASSETS

                                                                                June 30,                December 31,
                                                                                  2000                      1999
                                                                             -------------             --------------
                                                                               Unaudited
Current assets
  Cash and cash equivalents                                                  $   2,426,641             $      653,906
  Trade accounts receivable                                                      6,498,395                  4,627,287
  Inventories (net of provision of $199,828 and                                  2,926,400                  2,111,519
  $201,107)
  Other current assets                                                             948,085                    668,756
                                                                             -------------             --------------

Total current assets                                                            12,799,521                  8,061,468

Property, plant and equipment, net                                               1,608,956                  1,283,487
Loans receivable from related party                                              1,661,573                    550,361
Goodwill (net of amortization of $4,098,848 and
$2,367,866)                                                                     15,984,117                 14,228,210
Intangible assets                                                                   84,439                     81,687
Deferred income taxes                                                            1,278,800                    823,972
Deferred capital transactions costs                                                      0                  1,264,237
                                                                             -------------             --------------

TOTAL ASSETS                                                                 $  33,417,406             $   26,293,422
                                                                             =============             ==============

Current liabilities:
  Short-term borrowings                                                      $     658,321             $    4,482,832
  Trade accounts payable                                                         4,821,453                  6,730,851
  Loans payable to related parties                                                 764,160                  1,081,611
  Loans payable, other                                                             232,545                    628,180
  Other current liabilities                                                      1,854,350                  2,339,600
  Current income taxes payable                                                     198,707                    155,475
  Deferred income taxes                                                            102,351                     96,340
                                                                             -------------             --------------

Total current liabilities                                                        8,631,887                 15,514,889
                                                                             -------------             --------------
Commitments and contingent liabilities

SHAREHOLDERS' EQUITY

Shareholders' equity:
   Share capital:
    Common stock, $0.001 par value
    Authorized shares 30,000,000
    Issued and outstanding shares 4,314,085 (3,405,423 in
    1999)                                                                            4,314                      3,405
  Additional paid in capital                                                    27,903,228                 11,420,355
  Accumulated other comprehensive income/(loss)
    Cumulative translation adjustment                                             (200,658)                  (183,177)
  Retained earnings/(deficit)                                                   (2,921,365)                  (462,050)
                                                                             -------------             --------------

Total shareholders' equity                                                      24,785,519                 10,778,533
                                                                             -------------             --------------
TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                                         $  33,417,406             $   26,293,422
                                                                             =============             ==============

See accompanying notes to condensed consolidated financial statements

                                  COPE, INC.
                 Condensed Consolidated Statements of Income
                (Amounts in U.S. Dollars except share amount)

For the three month periods and six month periods ended June 30,2000 and 1999
                                  (Unaudited)

                                                Three month periods ended                    Six month periods ended
                                                         June 30,                                     June 30,
                                           -----------------------------------        -------------------------------------
                                               2000                   1999                2000                    1999
                                           ------------           ------------        ------------           --------------
Net revenue
  Sales of solutions                       $  7,037,740           $  7,096,076        $ 14,044,270           $   14,351,383
  Sales of services                             757,918                929,986           1,832,784                2,212,593
                                           ------------           ------------        ------------           --------------
Total revenue                                 7,795,658              8,026,062          15,877,054               16,563,976
Cost of sales                                (4,938,748)            (5,024,910)        (10,231,513)             (10,698,666)
                                           ------------           ------------        ------------           --------------
Gross profit                                  2,856,910              3,001,152           5,645,541                5,865,310
                                           ------------           ------------        ------------           --------------

Operating expenses:
  Selling, general and administrative        (3,147,980)            (2,336,695)         (6,071,693)              (4,774,214)
    expenses
  Consultancy expenses                         (263,863)              (193,271)           (487,178)                (252,561)
  Depreciation                                 (135,484)              (106,448)           (225,034)                (190,317)
  Impairment of intangibles assets                    0                      0                   0                        0
  Amortization of goodwill and other           (918,111)              (637,608)         (1,719,982)                (686,283)
   intangibles assets
                                           ------------           ------------        ------------           --------------
Total operating expenses                     (4,465,438)            (3,274,022)         (8,503,887)              (5,903,375)

Operating loss                               (1,608,528)              (272,870)         (2,858,346)                 (38,065)

Other income (expense):
  Interest expense                              (43,162)               (18,462)           (115,803)                 (83,129)
  Interest expense to related party                   0                      0             (22,265)                       0
  Interest income                                36,434                  7,897              70,642                   40,836
  Interest income from related party              7,740                  5,012              15,687                   10,349
  Other                                               0                  3,314                   0                     (199)
                                           ------------           ------------        ------------           --------------
                                                  1,012                 (2,239)            (51,739)                 (32,143)
                                           ------------           ------------        ------------           --------------
Earnings before taxes                        (1,607,516)              (275,109)         (2,910,085)                 (70,208)

Current income taxes                            (36,523)               (16,491)            (36,523)                 (37,454)
Deferred income taxes                           292,148               (107,263)            487,292                 (143,198)
                                           ------------           ------------        ------------           --------------
                                                255,625               (123,754)            450,769                 (180,652)

                                           ------------           ------------        ------------           --------------

Net loss                                   $ (1,351,891)          $   (398,863)       $ (2,459,316)          $     (250,860)
                                           ============           ============        ============           ==============

Basic earnings per share                   $      (0.31)          $      (0.11)       $      (0.60)          $        (0.08)
Diluted earnings per share                 $      (0.31)          $      (0.11)       $      (0.60)          $        (0.08)

Weighted average shares outstanding
  Basic                                       4,305,584              3,500,677           4,080,016                3,327,979
  Diluted                                     4,305,584              3,500,677           4,080,016                3,327,979
                                           ============           ============        ============           ==============

See accompanying notes condensed consolidated financial statements

                                  COPE, INC.
                Condensed Consolidated Statements of Cash Flows
                           (Amounts in U.S. Dollars)

             For the six month periods ended June 30, 2000 and 1999
                                  (Unaudited)

                                                                                     Six month periods ended
                                                                                ---------------------------------
                                                                                   June 30,            June 30,
                                                                                     2000                1999
                                                                                ------------         ------------
Cash flow used by operating activities
Net loss                                                                        $ (2,459,316)        $   (250,860)

Adjustments to reconcile net income to net
  cash provided by operating activities
  Depreciation                                                                       225,034              190,317
  Amortization of goodwill and other intangibles assets                            1,719,982              686,283
  Deferred income taxes                                                             (487,293)             143,198

Effects of changes in operating assets and liabilities, net of business acquisition

  Accounts receivable                                                             (1,262,558)          (1,472,394)
  Inventories                                                                       (799,575)             263,087
  Other current assets                                                               490,350              (89,937)
  Accounts payable                                                                  (880,230)            (590,459)
  Customer advances                                                                  (13,092)             238,297
  Other current liabilities                                                         (673,868)              19,586
                                                                                ------------         ------------

Net cash flow used by operating activities                                        (4,140,566)            (862,882)
                                                                                ------------         ------------

Cash flow used in investing activities
  Purchase of property, plant and equipment                                         (525,248)            (365,425)
  Loans receivables                                                               (1,179,286)             (69,520)
  Acquisition of businesses, net of cash acquired                                 (1,233,414)                   0
                                                                                ------------         ------------

Net cash flow used by  investing activities                                       (2,937,948)            (434,945)

Cash flow provided by financing activities
  Issuance of common stock                                                        14,300,086              188,076
  Increase/decrease of short term borrowings                                      (5,439,743)              62,185
                                                                                ------------         ------------

Net cash flow provided by financing activities                                     8,860,343              250,261

Effect of exchange rate changes on cash                                               (9,094)             (70,115)

Net increase/decrease of cash and cash equivalents                                 1,772,735           (1,117,681)

Cash and cash equivalents at beginning of the period                                 653,906            1,303,114
                                                                                ------------         ------------

Cash and cash equivalents at end of the period                                  $  2,426,641         $    185,433
                                                                                ============         ============
Supplemental cash flow disclosure
  Interest paid                                                                 $    138,068         $     83,129
  Income taxes paid                                                                   36,523               53,725
  Noncash investing and financing activities:
    Short-term borrowings assumed in acquisition of business                               0              132,652
    Short-term borrowings incurred to effect acquisition of                                0                    0
    business
  Cash acquired in acquisition                                                       403,267                    0

                                   COPE, INC.

              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)
                   As of  June 30, 2000 and for the six month
                      periods ended June 30, 2000 and 1999

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

NOTE 3 - BUSINESS ACQUISITION

On May 1, 2000, COPE acquired Multicom Software Oy ("Multicom"), a Finnish company, in a stock and cash transaction accounted for by the purchase method of accounting. COPE issued 24,956 new shares and paid EURO 1,795,000 in exchange for all outstanding Multicom shares, Further, there is an Earn-out Model of EURO 800,000. Accordingly, the operating results of Multicom have been included in the consolidated operating results from the date of acquisition. The excess of the purchase price over the fair value of net assets acquired was $3,570,359 and has been recorded as goodwill, which is being amortized on a straight line basis over five years. Multicom, headquartered in Lappeenranta, Finland, is a system management software provider and a data and information management consultant.

The Multicom assets acquired and liabilities assumed have been recorded at their estimated fair values at the date of the Multicom acquisition. A summary of the assets acquired, liabilities assumed and consideration paid follows:

Cash and cash equivalent....................................    $  403,267
Accounts receivable.........................................       279,453
Inventory...................................................        75,000
Other current assets........................................         6,440
Property, plant and equipment...............................        48,703
Other assets................................................         8,309

Accounts payable............................................      (149,521)
Loans payable...............................................      (221,979)
Other current liabilities...................................      (126,943)
                                                                ----------

Net fair value of assets acquired and liabilities assumed          322,729
Goodwill....................................................     3,570,359

                                                                ----------
Purchase Price..............................................     3,893,088
                                                                ==========

Value of the securities issued, funds and potential earn out    $3,793,088
Estimated acquisition costs                                        100,000
                                                                ----------
Purchase price                                                   3,893,088
                                                                ==========

Estimated annual amortization
(based on amortization period of five years)                    $  715,000


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

The Hicomp assets acquired and liabilities assumed have been recorded at their estimated fair values at the date of the Hicomp acquisition. A summary of the assets acquired, liabilities assumed and consideration paid follows:


Accounts receivable.........................................  $    102,005
Other current assets........................................        22,544
Property, plant and equipment...............................       146,399
Other assets................................................       215,614

Short-term borrowings                                             (132,652)
Accounts payable............................................      (240,262)
Other current liabilities...................................      (444,353)
Noncurrent liabilities......................................      (264,159)
                                                              ------------

Net fair value of assets acquired and liabilities assumed         (594,864)
Goodwill....................................................    15,626,069

                                                              ------------
Purchase Price..............................................    15,031,205
                                                              ============

Value of the securities issued                                $ 14,582,400
Estimated acquisition costs                                        448,805
                                                              ------------
Purchase price                                                  15,031,205
                                                              ============

Annual amortization
(based on amortization period of five years)                  $  3,125,214

The Company paid in the last quarter 1999 $171,330 of the acquisition cost. In the first quarter 2000 the Company paid $277,475 acquisition costs.


The pro forma unaudited results of operations for the six months ended June, 2000 and June 30, 1999, assuming consummation of the purchases as of the beginning of the periods presented, are as follows:

                              Six month periods ended
                                      June 30,
                                    2000                1999

Net revenue                   16,597,650            18,383,716
Net loss                      (2,673,701)           (2,041,432)

Per share data:
Basic earnings (loss)              (0.62)                (0.52)

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

Management, via country managing directors, controls operations on a geographic basis with subsidiaries located in Switzerland, Germany and Austria and uses earnings before interest, taxes, depreciation and amortization (EBITDA) as its measure of segment profit or lossEarnings before interest, taxes, depreciation and amortization is defined as net income plus the following:

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

Information concerning COPE's reportable segments is summarized as follows by location of operations (Switzerland: COPE Holding AG, COPE AG; Germany: COPE GmbH and Hicomp Software Systems GmbH, Austria: COPE Handelsges.mbH; Finland:
Multicom Software Oy; Other: COPE, Inc.; intercompany sales are generally at purchase cost):

                                                                                   Six months period ended June 30,
                                                                                 ----------------------------------
                                                                                      2000                  1999
                                                                                 -------------          ------------
Total revenue:
  Switzerland                                                                    $   6,447,732          $  6,496,864
  Germany                                                                            7,345,918             8,786,815
  Austria                                                                            1,708,418             1,327,112
  Finland                                                                              518,130                     0
                                                                                 -------------          ------------
                                                                                 $  16,020,198          $ 16,610,791
                                                                                 =============          ============
Sales between geographic areas:
  Switzerland                                                                    $     (23,934)         $          0
  Germany                                                                              (82,227)                    0
  Austria                                                                              (36,983)                    0
  Finland                                                                                    0                     0
                                                                                 -------------          ------------
                                                                                 $    (143,144)         $          0
                                                                                 =============          ============
Total revenue from external customers:
  Switzerland                                                                    $   6,423,798          $  6,460,266
  Germany                                                                            7,273,691             8,776,598
  Austria                                                                            1,671,435             1,327,112
  Finland                                                                              518,130                     0
                                                                                 -------------          ------------
                                                                                 $  15,877,054          $ 16,563,976
                                                                                 =============          ============
Depreciation and amortization:
  Switzerland                                                                    $     134,139          $    137,117
  Germany                                                                              126,360               114,595
  Austria                                                                               26,251                25,093
  Finland                                                                                3,118                     0
  Other                                                                              1,655,148               599,795
                                                                                 -------------          ------------
                                                                                 $   1,945,016          $    876,600
                                                                                 =============          ============
Earnings before interest, taxes, depreciation and amortization (EBITDA):
  Switzerland                                                                    $    (507,426)         $    277,755
  Germany                                                                             (325,317)              520,800
  Austria                                                                              105,137               109,719
  Finland                                                                              126,869                     0
  Other                                                                               (312,593)              (69,540)
                                                                                 -------------          ------------
                                                                                 $    (913,330)         $    838,336
                                                                                 =============          ============

Reconciliation of EBITDA to earnings before taxes:

Earnings before interest, taxes, depreciation and amortization (EBITDA):
  Switzerland                                                                    $    (507,426)         $    277,755
  Germany                                                                             (325,317)              520,800
  Austria                                                                              105,137               109,719
  Finland                                                                              126,869                     0
  Other                                                                               (312,593)              (69,540)
                                                                                 -------------          ------------
                                                                                 $    (913,330)         $    838,336
                                                                                 =============          ============
Depreciation and amortization:
  Switzerland                                                                    $    (134,139)         $   (137,117)
  Germany                                                                             (126,360)             (114,595)
  Austria                                                                              (26,251)              (25,093)
  Finland                                                                               (3,118)                    0
  Other                                                                             (1,655,148)             (599,795)
                                                                                 -------------          ------------
                                                                                 $  (1,945,016)         $   (876,600)
                                                                                 =============          ============
Interest, net;
  Switzerland                                                                    $     (31,020)         $    (13,575)
  Germany                                                                              (16,954)              (16,029)
  Austria                                                                                 (932)               (2,340)
  Finland                                                                                 (796)                    0
  Other                                                                                 (2,037)                    0
                                                                                 -------------          ------------
                                                                                 $     (51,739)         $    (31,944)
                                                                                 -------------          ------------
Earnings before taxes                                                            $  (2,910,085)         $    (70,208)
                                                                                 =============          ============

                                                                                 -------------          ------------
                                                                                    June 30,            December 31,
                                                                                 -------------          ------------
                                                                                      2000                  1999
                                                                                 -------------          ------------
Total assets:
  Switzerland                                                                    $   6,226,250          $  4,986,345
  Germany                                                                            6,785,324             5,246,029
  Austria                                                                            1,495,830             1,227,224
  Finland                                                                              942,356                     0
  Other                                                                             17,967,646            14,833,824
                                                                                 =============          ============
                                                                                 $  33,417,406          $ 26,293,422
                                                                                 =============          ============

NOTE 6 - SUBSEQUENT EVENT

In July 2000, COPE and Mount10.com Holding AG ("Mount10"), a Swiss stock company engaged in the business of data storage and web hosting, entered into a Merger Agreement pursuant to which Mount10 will acquire COPE in a stock for stock exchange. In the merger transaction, each common share of COPE will automatically convert at the time of merger into the capital shares of Mount10. Pursuant to the Merger Agreement, the shareholders of COPE will hold as a group after the consummation of the merger approximately 80% of the outstanding capital shares of Mount10 and the pre-merger shareholders of Mount10 will hold approximately 20% of the capital shares of Mount10. The consummation of the merger is subject to the approval of the Merger Agreement by the shareholders of COPE and the SEC's review of a registration statement to be filed by Mount10 for purposes of registering its capital shares for issuance to the COPE shareholders. The merger is expected to be consummated in the fourth quarter of 2000.

ITEM 2.   Management's Discussion and Analysis or Plan of Operation

OVERVIEW

COPE, Inc. ("COPE") is a provider of enterprise data storage and security consulting, services and solutions to customers located primarily in Western Europe. COPE's storage and security business consists of the analysis, design and implementation of storage and security systems that integrate the software and hardware products that best meet the identified objective. COPE generally provides its data storage and security systems on a turn-key basis and purchases for resale the software and hardware components made part of the systems solutions. The company resells software and hardware products offered by the major vendors in the data storage and security industry. COPE also offers its own proprietary storage software products, Hiback and Hibars. COPE provides enterprise data storage and security systems and solutions to a variety of companies in the financial, insurance, pharmaceutical and telecommunication industries located primarily in Germany, Switzerland, Finland and Austria.

In the first six months of 2000, COPE commenced the provision of consulting, services and solutions to the e-platform industry, including the design, development and operation of application infrastructure and managed web sites. COPE intends to act as an application infrastructure provider (AIP) and managed web host provider (MHP).

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

     Peter Zurbruegg becomes new New Chief Executive Officer

Peter Zurbruegg, former Vice President at UBS (Union Bank of Switzerland) and responsible for distributed systems joined the Company as its new Chief Executive Officer as of July 1, 2000. He joins COPE to oversee the integration and management of the proposed merger with Mount10, an internet application infrastructure and web hosting provider. Stephan Isenschmid, co-founder of COPE and its former CEO, remain with the company as a board member and strategic advisor.

     Multicom Acquisition

On May 1, 2000 COPE acquired 100% of Multicom, a Finnish Company, in a combined share and cash transaction. The acquisition of Multicom Software gives COPE's software business direct access to the northern European market. Multicom is a system management software provider and a data and information management consultant. For years Multicom Software has also been a value-added reseller of the back-up software products of COPE's recently acquired subsidiary, HICOMP Software Systems, of Hamburg, Germany. Multicom's staff of 13 engineers and professionals has used HICOMP's Hiback and Hibars products to successfully implement comprehensive solutions in the data security sector.



     Merger of COPE and Mount10.com Holding AG


In July 2000, COPE and Mount10.com Holding AG ("Mount10") entered into a Merger Agreement pursuant to which Mount10 will acquire COPE in a stock for stock exchange. In the merger transaction, each common share of COPE will automatically convert at the time of merger into the capital shares of Mount10. Pursuant to the Merger Agreement, the shareholders of COPE will hold as a group after the consummation of the merger approximately 80% of the outstanding capital shares of Mount10 and the pre-merger shareholders of Mount10 will hold approximately 20% of the capital shares of Mount10. The consummation of the merger is subject to the approval of the Merger Agreement by the shareholders of COPE and the SEC's review of a registration statement to be filed by Mount10 for purposes of registering its capital shares for issuance to the COPE shareholders. The merger is expected to be consummated in the fourth quarter of 2000.

Mount10 is a Swiss stock company engaged in the business of protecting strategic data from manipulation, loss unauthorized access and damage by external or hostile groups and individuals. Mount10 operates its own data center in a high-security, underground vault. The vault is located in the heart of the Swiss Alps and embedded in an operational defense force facility. The vault is designed to withstand risks to the security of the customers data during peace and times of war. COPE's Chairman of the Board and President, Adrian Knapp, and Director, Stephan Isenschmid, each own approximately 16.3% of Mount10.

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

Currency Exchange Rates. COPE regularly enters into contracts payable in EURO,
-----------------------
Swiss Francs, German Marks, Fin Marks and Austrian Schillings.

Although COPE reports its results in US Dollars, virtually all of its sales are denominated in other currencies, primarily, Swiss Francs and German Marks, EURO and, to a lesser extent, the Austrian Schillings, Fin Marks, and EURO. A significant amount of COPE's cost of sales (i.e., hardware and software purchases) on the other hand, are denominated in US Dollars. Consequently, COPE's cost of doing business is directly affected by any changes in the exchange rate between the US Dollar, on the one hand, and the Swiss Franc or German Mark, on the other hand.

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

RESULTS OF OPERATIONS

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Net Revenue. During the six months ended June 30, 2000, the Company had net
-----------
revenue of $15,877,054, which amounts to a decrease of 4.1% over the net revenue of $16,563,976 during the prior year period. The decrease in net revenue is due to the stronger US Dollar compared to the prior year period. During the six months ended June 30, 2000, the Company had net revenue of EURO 16,807,225, which amounts to an increase of 11.6% over the net revenue of EURO 15,062,124 during the prior year period. COPE acquired Hicomp on April 19, 1999 and Multicom Software on May 1, 2000. Hicomp has been included in the consolidated operating results for period subsequent to April 18, 1999. Multicom has been included in the consolidated operating results for period subsequent to May 1, 2000.

     Sales of solutions decreased 2.1% (increase in EURO 13.6.%) during the six months ended June 30, 2000 over the prior year period reaching $14,044,270 (EURO 14,857,207) as compared to $14,351,383 (EURO 13,080,206). Sales of solutions consist of revenue from the resale of hardware and software components along with associated consulting services. Sales of services decreased 17.2% (decrease in EURO 1.6%) during the six months ended June 30, 2000 reaching $1,832,784 (EURO 1,950,019) as compared to $2,212,593 (EURO 1,981,918) for the prior year period. Sales of services consist of revenue from stand-alone consulting and integration services. The decrease in sales of services is due, in part, the focus of marketing efforts in the second quarter of 2000 which are expected to result in revenues in the third and fourth quarters of this year.

Cost of Sales. During the six months ended June 30, 2000, cost of sales
-------------
decreased by 4.4% (in EURO increase 10.9%) to $10,231,513 (EURO 10,809,173)
compared to $10,698,666 (EURO 9,742,424) for the prior year period, representing 72.9% (in EURO 72.8%) and 74.5% (in EURO 74.5%), respectively, of the total revenue from the sale of solutions. Cost of sales consists exclusively of the cost of software and hardware acquired for resale.

Gross Profit.  COPE's gross profit margin for the six months ended June 30, 2000
------------
was 35.6% (in EURO 35.7%) compared to 35.4% (in EURO 35.3%) for the prior year period.

Selling, General, Administrative and Consulting Expenses.  COPE's selling,
--------------------------------------------------------
general, administrative and consulting expenses as a percentage of net sales increased between the six months ended June 30, 2000 (41.3%; in EURO 41.4%) compared to the prior year period (30.3%; in EURO 30.3%).

Net Income/(Loss). During the six months ended June 30, 2000, COPE had a net
-----------------
loss of $2,459,316 (EURO 2,578,301) as compared to net loss of $250,860 (EURO 243,825) during the prior year period. Earnings before interest, taxes, depreciation and amortization for the six months ended June 30, 2000 was $(913,330) , which amounts to an decrease of 209% over earnings before interest, taxes, depreciation and amortization of $838,336 for the prior year period. The decrease in income is mainly attributable due to the amortization of goodwill involved with COPE's acquisition of Multicom in May 2000 and Hicomp in April 1999.

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Net Revenue.  During the three months ended June 30, 2000, the Company had net
-----------
revenue of $7,795,658, which amounts to a decrease of 2.9% over the net revenue of $8,026,062 during the prior year period. The decrease in net revenue is due in the stronger US Dollar compared to the prior year period. During the three months ended June 30, 2000, the Company had net revenue of EURO 8,542,850, which amounts to an increase of 15.2% over the net revenue of EURO 7,415,906 during the prior year period. COPE acquired Hicomp on April 19, 1999 and Hicomp has been included in the consolidated operating results for period subsequent to April 19, 1999. COPE acquired Multicom on May 1, 2000 and Multicom has been included in the consolidated operating results for period subsequent to May 1, 2000.

     Sales of solutions decreased 0.8% (increase in EURO 16.7%) during the three months ended June 30, 2000 over the prior year period reaching $7,037,740 (EURO 7,680,502) as compared to $7,096,076 (EURO 6,581,824). Sales of solutions consist of revenue from the resale of hardware and software components along with associated consulting services. Sales of services decreased 18.5% (increase in EURO 2%) during the three months ended June 30, 2000 reaching $757,918 (EURO 850,808) as compared to $929,986 (EURO 834,082) for the prior year period. Sales of services consist of revenue from stand-alone consulting and integration services. The decrease in sales of services is due, in part, the focus of marketing efforts in the second quarter of 2000 which are expected to result in revenues in the third and fourth quarters of this year.


Cost of Sales. During the three months ended June 30, 2000, cost of sales
-------------
decreased by 1.7% (in EURO increase 15.8%) to $4,938,748 (EURO 5,396,561)
compared to $5,024,910 (EURO 4,660,711) for the prior year period, representing 70.2% (in EURO 70.2%) and 70.8% (in EURO 70.8%), respectively, of the total revenue from the sale of solutions. Cost of sales consists exclusively of the cost of software and hardware acquired for resale.

Gross Profit. COPE's gross profit margin for the three months ended June 30,
------------
2000 was 36.6% (in EURO 36.8%) compared to 37.4% (in EURO 37.2%) for the prior year period.

Selling, General, Administrative and Consulting Expenses.  COPE's selling,
--------------------------------------------------------
general, administrative and consulting expenses as a percentage of net sales increased between the three months ended June 30, 2000 (43.8%; in EURO 43.8%) compared to the prior year period (31.5%; in EURO 31.4%).

Net Income/(Loss). During the three months ended June 30, 2000, COPE had a net
-----------------
loss of $1,351,891 (EURO 1,463,196) as compared to net loss of $398,863 (EURO 387,940) during the prior year period. Earnings before interest, taxes, depreciation and amortization for the three months ended June 30, 2000 was $(554,933), which amounts to an decrease of 217.8% over earnings before interest, taxes, depreciation and amortization of $474,500 for the prior year period. The decrease in income is mainly attributable due to the amortization of goodwill involved with COPE's acquisition of Multicom in May 2000 and Hicomp in April 1999.

LIQUIDITY AND FINANCIAL CONDITION

COPE's historical working capital requirements include the financing of all costs involved in the design, implementation and sale of information systems. COPE generally contracts to deliver information systems, including all hardware and software, on a turn-key basis based on fixed price contracts. Consistent with industry practice, COPE generally is not able to obtain significant up-front or progress payments on its contracts providing for the design, implementation and sale of information systems. Accordingly, COPE is generally required to finance its clients' contracts, including the purchase of the hardware and software components of the information systems. As of June 30, 2000, COPE had established short-term overdraft facilities under which COPE and its subsidiaries could borrow up to $1,589,189. Amounts drawn down under these facilities are due on demand and collateralized by COPE's investments in Cope AG and Cope GmbH. COPE has been successful to date in securing extensions on its lines for purposes of financing certain client contracts and in the most recent months, however there can be no assurance that COPE will continue to do so in the future.

As of June 30, 2000, COPE had a working capital of approximately $4,167,634, compared to a working capital deficit of $7,453,421 as of December 31, 1999. In February 2000 COPE completed a secondary public offering of 800,000 common shares at 21.00 ($20.54) per share on the Frankfurt Stock Exchange, "Neuer Markt". The net proceeds in that offering were approximately $14,200,000. During fiscal 1999, COPE supplemented its working capital with a series of short term loans in the total aggregate amount of $3,700,000, including an advance of $767,521 and $314,090 from COPE's Chairman of the Board and President, Adrian Knapp and COPE's Director Stephan Isenschmid, respectively. COPE applied approximately $3,700,000 of the net proceeds from its secondary pubic offering towards the repayment of the short term loans and the repayment of $2,100,000 of bank indebtedness under its short-term overdraft facilities.

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

                                              COPE, Inc.
                                              (Registrant)


Dated:  August 11, 2000              By:  /s/ MARKUS BERNHARD
                                        ------------------------------------
                                                 Markus Bernhard
                                                 Chief Financial Officer