Form 10QSB
period 2000-09-30
COPE INC
filed 2000-11-14
CIK 789847

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

(Mark One)

     [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from _______________ to _______________


Commission File Number 1-9925

                                 Mount10, Inc.
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

        Delaware                                         87-0427731
---------------------------------              --------------------------------
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


                                  COPE, Inc.
   --------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            Yes    X              No
                                --------

     As of November 13, 2000, the Company had 4,509,085 shares of its $.001 par value common stock issued and outstanding.

                        PART 1 - FINANCIAL INFORMATION


ITEM 1.  Financial Statements                                                     PAGE
                                                                                  ----
Unaudited Condensed Consolidated Balance Sheets at
  September 30, 2000 (unaudited) and December 31, 1999 (audited)................   2
Unaudited Condensed Consolidated Statements of Operations for the three month
  periods and nine month periods ended September 30, 2000 and 1999..............   3
Unaudited Condensed Consolidated Statements of Cash Flows for the
  nine month periods ended September 30, 2000 and 1999..........................   4
Notes to Condensed Consolidated Financial Statements............................   5

                                 MOUNT10, INC.
                     Condensed Consolidated Balance Sheets
                           (Amounts in U.S. Dollars)



ASSETS
                                                                                September 30,                December 31,
                                                                                    2000                        1999
                                                                           ---------------------        --------------------
                                                                                  Unaudited
Current assets
  Cash and cash equivalents                                                $           1,237,521        $            653,906
  Trade accounts receivable                                                            5,702,463                   4,627,287
  Inventories (net of provision of $202,766 and $201,107)                              2,514,299                   2,111,519
  Other current assets                                                                 1,763,113                     668,756
                                                                           ---------------------        --------------------

Total current assets                                                                  11,217,396                   8,061,468

Property, plant and equipment, net                                                     1,652,521                   1,283,487
Loans receivable                                                                       2,153,607                           0
Loans receivable from related party                                                    1,162,640                     550,361
Goodwill (net of amortization of $5,070,842 and $2,367,866)                           14,954,485                  14,228,210
Intangible assets                                                                         83,554                      81,687
Deferred income taxes                                                                  1,641,000                     823,972
Deferred capital transactions costs                                                            0                   1,264,237
                                                                           ---------------------        --------------------

TOTAL ASSETS                                                               $          32,865,203        $         26,293,422
                                                                           =====================        ====================

Current liabilities:
  Short-term borrowings                                                    $           1,480,196        $          4,482,832
  Trade accounts payable                                                               5,113,974                   6,730,851
  Loans payable to related parties                                                       706,400                   1,081,611
  Loans payable, other                                                                   191,206                     628,180
  Other current liabilities                                                            2,581,469                   2,339,600
  Current income taxes payable                                                           230,233                     155,475
  Deferred income taxes                                                                   87,984                      96,340
                                                                           ---------------------        --------------------

Total current liabilities                                                             10,391,462                  15,514,889
                                                                           ---------------------        --------------------

Commitments and contingent liabilities

SHAREHOLDERS' EQUITY

Shareholders' equity:
   Share capital:
    Common stock, $0.001 par value
    Authorized shares 30,000,000
    Issued and outstanding shares 4,314,085 (3,405,423 in
    1999)                                                                                  4,314                       3,405

   Additional paid in capital                                                         27,804,674                  11,420,355
   Accumulated other comprehensive income/(loss)
    Cumulative translation adjustment                                                   (267,826)                   (183,177)
   Retained earnings/(deficit)                                                        (5,067,421)                   (462,050)
                                                                           ---------------------        --------------------

Total shareholders' equity                                                            22,473,741                  10,778,533
                                                                           ---------------------        --------------------

TOTAL LIABILITIES AND
SHAREHOLDERS' EQUITY                                                       $          32,865,203        $         26,293,422
                                                                           =====================        ====================

See accompanying notes to condensed consolidated financial statements

                                 MOUNT10, INC.
                  Condensed Consolidated Statements of Income
                 (Amounts in U.S. Dollars except share amount)

For the three month periods and nine month periods ended September 30, 2000 and 1999
                                  (Unaudited)

                                             Three month periods ended             Nine month periods ended
                                                   September 30,                        September 30,
                                          -------------------------------    ----------------------------------
                                               2000              1999              2000               1999
                                          --------------    -------------    ---------------    ---------------
Net revenue
  Sales of solutions                      $   8,419,087    $    7,421,082    $    22,463,357    $    21,772,465
  Sales of services                           1,507,686           920,463          3,340,470          3,133,056
                                           ------------     -------------     --------------     --------------
Total revenue                                 9,926,773         8,341,545         25,803,827         24,905,521
Cost of sales                                (7,652,590)       (5,862,695)       (17,884,103)       (16,561,361)
                                           ------------     -------------     --------------     --------------
Gross profit                                  2,274,183         2,478,850          7,919,724          8,344,160
                                           ------------     -------------     --------------     --------------

Operating expenses:
  Selling, general and administrative
    expenses                                 (3,494,761)       (3,107,541)        (9,566,454)        (7,881,755)
  Consultancy expenses                         (246,297)          (90,668)          (733,475)          (343,229)
  Depreciation                                 (129,255)         (112,046)          (354,289)          (302,363)
  Impairment of intangibles assets                    0                 0                  0                  0
  Amortization of goodwill and other
   intangibles assets                          (982,994)         (799,832)        (2,702,976)        (1,486,115)
                                           ------------     -------------     --------------     --------------
Total operating expenses                     (4,853,307)       (4,110,087)       (13,357,194)       (10,013,462)

Operating loss                               (2,579,124)       (1,631,237)        (5,437,470)        (1,669,302)

Other income (expense):
  Interest expense                              (30,707)          (63,151)          (146,510)          (146,280)
  Interest expense to related party                  62                 0            (22,203)                 0
  Interest income                                27,757                 0             98,399             40,836
  Interest income from related party              7,529             4,946             23,216             15,295
  Other                                               0           (31,635)                 0            (31,834)
                                           ------------     -------------     --------------     --------------
                                                  4,641           (89,840)           (47,098)          (121,983)
                                           ------------     -------------     --------------     --------------
Earnings before taxes                        (2,574,483)       (1,721,077)        (5,484,568)        (1,791,285)

Current income taxes                            (54,672)           37,454            (91,195)                 0
Deferred income taxes                           483,100           266,236            970,392            123,038
                                           ------------     -------------     --------------     --------------
                                                428,428           303,690            879,197            123,038
                                           ------------     -------------     --------------     --------------
Net loss                                  $  (2,146,055)   $   (1,417,387)   $    (4,605,371)   $    (1,668,247)
                                           ============     =============     ==============     ==============

Basic earnings per share                  $       (0.50)   $        (0.39)   $         (1.05)   $         (0.49)
Diluted earnings per share                $       (0.50)   $        (0.39)   $         (1.05)   $         (0.49)

Weighted average shares outstanding
  Basic                                       4,305,584         3,595,751          4,080,016          3,418,217
  Diluted                                     4,305,584         3,595,751          4,080,016          3,418,217
                                           ============     =============     ==============     ==============

See accompanying notes to condensed consolidated financial statements.

                                 MOUNT10, INC.
                Condensed Consolidated Statements of Cash Flows
                           (Amounts in U.S. Dollars)

          For the nine month periods ended September 30, 2000 and 1999
                                  (Unaudited)

                                                                          Nine month periods ended
                                                                 ---------------------------------------------
                                                                     September 30,              September 30,
                                                                         2000                        1999
                                                                 ------------------        --------------------
Cash flow used by operating activities
Net loss                                                         $       (4,605,371)       $         (1,668,247)

Adjustments to reconcile net income to net
    cash provided by operating activities
    Depreciation                                                            354,289                     302,363
    Amortization of goodwill and other intangibles assets                 2,702,976                   1,486,115
    Deferred income taxes                                                  (970,392)                   (123,038)

Effects of changes in operating assets and liabilities, net of business acquisition

  Accounts receivable                                                    (1,375,302)                  1,155,103
  Inventories                                                              (547,888)                    419,341
  Other current assets                                                        3,447                  (2,091,269)
  Accounts payable                                                         (204,350)                 (1,447,390)
  Customer advances                                                         (12,870)                   (216,558)
  Other current liabilities                                                 234,463                     666,052
                                                                 ------------------        --------------------
Net cash flow used by operating activities                               (4,420,998)                 (1,517,528)
                                                                 ------------------        --------------------
Cash flow used in investing activities
  Purchase of property, plant and equipment                                (816,052)                   (397,689)
  Loans receivables                                                      (3,068,963)                 (1,129,859)
  Acquisition of businesses, net of cash acquired                        (1,050,964)                          0
                                                                 ------------------        --------------------

Net cash flow used by  investing activities                              (4,935,979)                 (1,527,548)

Cash flow provided by financing activities
  Issuance of common stock                                               14,002,014                     188,076
  Increase/decrease of short term borrowings                             (3,968,672)                  2,570,240
                                                                 ------------------        --------------------

Net cash flow provided by financing activities                           10,033,342                   2,758,316

Effect of exchange rate changes on cash                                     (92,750)                    (60,380)

Net increase/decrease of cash and cash equivalents                          583,615                    (347,140)

Cash and cash equivalents at beginning of the period                        653,906                   1,303,114
                                                                 ------------------        --------------------
Cash and cash equivalents at end of the period                   $        1,237,521        $            955,974
                                                                 ==================        ====================
Supplemental cash flow disclosure
  Interest paid                                                  $          168,713        $            146,280
  Income taxes paid                                                          91,195                      53,725
  Noncash investing and financing activities:
    Short-term borrowings assumed in acquisition of business                      0                     132,652
    Short-term borrowings incurred to effect acquisition of
     business                                                                     0                           0
  Cash acquired in acquisition                                              403,267                           0

                                 MOUNT10, INC.

              Notes to Condensed Consolidated Financial Statements
                                  (unaudited)
                As of September 30, 2000 and for the nine month
                   periods ended September 30, 2000 and 1999

NOTE 1 - BASIS OF PRESENTATION

These condensed consolidated financial statements of MOUNT10, Inc., a Delaware corporation formerly known as COPE, Inc. ("Mount10" or the "Company"), do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements and should be read in conjunction with the financial statements and notes thereto included in the MOUNT10's Annual Report on Form 10-KSB for the year ended December 31, 1999. In the opinion of management, the financial information set forth in the accompanying condensed consolidated financial statements reflect all adjustments necessary for a fair statement of the periods reported, and all such adjustments were of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year.

Accounting Change

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting the Costs of Start-Up Activities", which requires that costs related to start-up activities be expensed as incurred. Prior to 1999, the MOUNT10 capitalized its start-up costs and amortized them over four years. MOUNT10 adopted the provisions of the SOP as of January 1. 1999. There was no material impact on net income or financial position as a result of the adoption of SOP 98-5.

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

NOTE 3 - BUSINESS ACQUISITION

On May 1, 2000, MOUNT10 acquired Multicom Software Oy ("Multicom"), a Finnish company, in a stock and cash transaction accounted for by the purchase method of accounting. MOUNT10 issued 24,956 new shares and paid EURO 1,795,000 in exchange for all outstanding Multicom shares, Further, there is an Earn-out Model of EURO 800,000. Accordingly, the operating results of Multicom have been included in the consolidated operating results from the date of acquisition. The excess of the purchase price over the fair value of net assets acquired was $3,570,359 and has been recorded as goodwill, which is being amortized on a straight line basis over five years. Multicom, headquartered in Lappeenranta, Finland, is a system management software provider and a data and information management consultant

The Multicom assets acquired and liabilities assumed have been recorded at their estimated fair values at the date of the Multicom acquisition. A summary of the assets acquired, liabilities assumed and consideration paid follows:

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


On April 19, 1999, MOUNT10 acquired Hicomp Software Systems GmbH ("Hicomp"), a German software company, in a stock transaction accounted for by the purchase method of accounting. MOUNT10 issued 420,000 new shares in exchange for all outstanding Hicomp shares. Accordingly, the operating results of Hicomp have been included in the consolidated operating results from the date of acquisition. The excess of the purchase price over the fair value of net assets acquired was $15,417,264 and has been recorded as goodwill, which is being amortized on a straight line basis over five years. Hicomp, headquartered in Hamburg, Germany, develops back-up and retrieval software products. Its leading products, Hiback and Hibars, are multi-platform back-up solutions recognized for performance and flexibility.

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

The Hicomp assets acquired and liabilities assumed have been recorded at their estimated fair values at the date of the Hicomp acquisition. A summary of the assets acquired, liabilities assumed and consideration paid follows:


Accounts receivable.........................................   $   102,005
Other current assets........................................        22,544
Property, plant and equipment...............................       146,399
Other assets................................................       215,614

Short-term borrowings.......................................      (132,652)
Accounts payable............................................      (240,262)
Other current liabilities...................................      (444,353)
Noncurrent liabilities......................................      (264,159)
                                                               -----------

Net fair value of assets acquired and liabilities assumed...      (594,864)
Goodwill....................................................    15,626,069
                                                               -----------
Purchase Price..............................................    15,031,205
                                                               ===========

Value of the securities issued..............................   $14,582,400
Estimated acquisition costs.................................       448,805
                                                               -----------
Purchase price..............................................    15,031,205
                                                               ===========
Annual amortization
(based on amortization period of five years)................   $ 3,125,214

The Company paid in the last quarter 1999 $171,330 of the acquisition cost. In the first quarter 2000 the Company paid $277,475 acquisition costs.

The pro forma unaudited results of operations for the nine months ended September, 2000 and September 30, 1999, assuming consummation of the purchases as of the beginning of the periods presented, are as follows:

                                                   Nine month periods ended
                                                         September 30,
                                                  2000                 1999

Net revenue                                    26,524,423           27,708,345
Net loss                                       (4,819,757)          (3,519,217)

Per share data:
Basic earnings (loss)                               (1.12)               (0.89)

NOTE 4 - COMMON STOCK AND STOCK OPTION PLAN

During 1998, MOUNT10 adopted the 1998 Stock Option Plan ("1998 Plan") which provides for the granting of either incentive stock options or non-qualified stock options to employees, officers, directors, consultants and independent contractors of MOUNT10. Under the 1998 Plan, MOUNT10 is authorized to grant a maximum of 400,000 stock options for terms of up to ten years (five years in the case of incentive stock options granted to greater than 10% stockholders). Options are subject to forfeiture upon termination of employment or other relationship with MOUNT10 and the 1998 Plan terminates in August 2008.


NOTE 5 - SEGMENT AND GEOGRAPHIC DATA

In 1998, MOUNT10 adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" which superceded SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise." SFAS No. 131 established standards for the way that public business enterprises report information about operating segments in annual financial statements. SFAS No. 131 also established standards for related disclosures about products and services, geographic areas, and major customers. The adoption of SFAS 131 did not effect results of operations or financial position, but did effect the disclosure of segment information.

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

Information concerning MOUNT10's reportable segments is summarized as follows by location of operations (Switzerland: COPE Holding AG, Mount10 Schweiz AG;
Germany: Moun10 Deutschland GmbH and Hicomp Software Systems GmbH, Austria:
Mount10 Austria GmbH; Finland: Multicom Software Oy; Other: MOUNT10, Inc.; intercompany sales are generally at purchase cost):


                                                        Nine months
                                                 period ended September 30,
                                             ---------------------------------
                                                  2000                1999
                                             --------------       ------------
Total revenue:
  Switzerland                                  $  9,645,745       $ 10,073,915
  Germany                                        11,904,446         12,995,445
  Austria                                         3,054,070          1,889,796
  Finland                                         1,408,110                  0
                                               ------------       ------------
                                               $ 26,012,371       $ 24,959,156
                                               ============       ============

Sales between geographic areas:
  Switzerland                                  $    (23,663)      $    (39,859)
  Germany                                          (125,182)           (11,854)
  Austria                                           (36,392)            (1,922)
  Finland                                           (23,307)                 0
                                               ------------       ------------
                                               $   (208,544)      $     53,635
                                               ============       ============

Total revenue from external customers:
  Switzerland                                  $  9,622,082       $ 10,034,056
  Germany                                        11,779,264         12,983,591
  Austria                                         3,017,678          1,887,874
  Finland                                         1,384,803                  0
                                               ------------       ------------
                                               $ 25,803,827       $ 24,905,521
                                               ============       ============

Depreciation and amortization:
  Switzerland                                  $    215,669            202,814
  Germany                                           188,137            165,289
  Austria                                            37,871             43,381
  Finland                                             8,238                  0
  Other                                           2,607,350          1,376,994
                                               ------------       ------------
                                               $  3,057,265       $  1,788,478
                                               ============       ============

Earnings before interest, taxes,
depreciation and amortization (EBITDA):
  Switzerland                                  $ (1,425,695)      $   (430,110)
  Germany                                          (550,296)           569,362
  Austria                                           113,353             52,303
  Finland                                           360,795                  0
  Other                                            (878,362)          (104,213)
                                               ------------       ------------
                                               $ (2,380,205)      $     87,342
                                               ============       ============

                                              -9-
  ======

Reconciliation of EBITDA to earnings
 before taxes:

Earnings before interest, taxes,
depreciation and amortization (EBITDA):
  Switzerland                            $ (1,425,695)         $   (430,110)
  Germany                                    (550,296)              569,362
  Austria                                     113,353                52,303
  Finland                                     360,795                     0
  Other                                      (878,362)             (104,213)
                                         ------------          ------------
                                         $ (2,380,205)         $     87,342
                                         ============          ============

Depreciation and amortization:
  Switzerland                            $   (215,669)         $   (202,814)
  Germany                                    (188,137)             (165,289)
  Austria                                     (37,871)              (43,381)
  Finland                                      (8,238)                    0
  Other                                    (2,607,350)           (1,376,994)
                                         ------------          ------------
                                         $ (3,057,265)         $ (1,788,478)
                                         ============          ============

Interest, net;
  Switzerland                            $    (31,872)         $    (52,528)
  Germany                                     (31,843)              (34,396)
  Austria                                      (3,943)               (3,225)
  Finland                                        (838)                    0
  Other                                        21,398                     0
                                         ------------          ------------

                                         $    (47,098)              (90,149)
                                         ------------          ------------
Earnings before taxes                    $ (5,484,568)           (1,791,285)
                                         ============          ============


                                         September 30,          December 31,
                                         -------------         ------------
                                              2000                 1999
                                         -------------         ------------
Total assets:
  Switzerland                            $  8,105,978          $  4,986,345
  Germany                                   6,303,868             5,246,029
  Austria                                   1,985,629             1,227,224
  Finland                                   1,025,008                     0
  Other                                    15,444,720            14,833,824
                                         ------------          ------------
                                         $ 32,865,203          $ 26,293,422
                                         ============          ============


NOTE 6 - SUBSEQUENT EVENT


The Company changed its corporate name to "MOUNT10, Inc." effective as of October 20, 2000. The name change was effected by way of an amendment to the Company's Certificate of Incorporation adopted in accordance with the provisions of Section 242 of the General Corporation Law of the State of Delaware.

In October 2000, the Company conducted the private placement sale of 195,000 shares of its common stock, at a price of EURO 41 per share, to approximately five investors. The gross proceeds to the Company were approximately EURO 7,995,000.

In July 2000, MOUNT10, Inc. and Mount10.com Holding AG, a Swiss stock company engaged in the business of data storage and web hosting, entered into a Merger Agreement pursuant to which Mount10.com Holding AG will acquire MOUNT10, Inc. in a stock for stock exchange. In the merger transaction, each common share of MOUNT10, Inc. will automatically convert at the time of merger into the capital shares of Mount10.com Holding AG. Pursuant to the Merger Agreement, the shareholders of Mount10, Inc. will hold as a group after the consummation of the merger approximately 80% of the outstanding capital shares of Mount10.com Holding AG and the pre-merger shareholders of Mount10.com Holding AG will hold approximately 20% of the capital shares of Mount10.com Holding AG. The consummation of the merger is subject to the approval of the Merger Agreement by the shareholders of MOUNT10, Inc. The merger is expected to be consummated in the first quarter 2001.

In expectation of its merger with MOUNT10.com Holding AG, the Company delisted its common shares from trading on all U.S. stock exchanges effective as of October 6, 2000. At the same time, the Company terminated its SEC periodic reporting requirements under Section 12 of the Securities Exchange Act of 1934. The Company's common shares continue to trade on the Frankfurt Stock Exchange, Neuer Markt, and certain German over-the-counter markets.


ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


OVERVIEW

MOUNT10, Inc. ("MOUNT10") is a provider of enterprise data storage and security consulting, services and solutions to customers located primarily in Western Europe. MOUNT10's storage and security business consists of the analysis, design and implementation of storage and security systems that integrate the software and hardware products that best meet the identified objective. MOUNT10 generally provides its data storage and security systems on a turn-key basis and purchases for resale the software and hardware components made part of the systems solutions. The company resells software and hardware products offered by the major vendors in the data storage and security industry. MOUNT10 also offers its own proprietary storage software products, Hiback and Hibars. MOUNT10 provides enterprise data storage and security systems and solutions to a variety of companies in the financial, insurance, pharmaceutical and telecommunication industries located primarily in Germany, Switzerland, Finland and Austria.

During the first nine months of 2000, MOUNT10 commenced the provision of consulting, services and solutions to the e-platform industry, including the design, development and operation of application infrastructure and managed web sites. Commencing in August 2000, Mount10 has served as an application infrastructure provider (AIP) and managed web host provider (MHP).

MOUNT10's goal is to become the leading independent provider of enterprise data storage and security services and solutions and e-platforms in Western Europe. The key elements of MOUNT10's strategy are:

    .  Continue to Emphasize Storage and Security Consulting Services.   By
emphasizing the quality of its consulting services in the area of data storage and security, MOUNT10 believes that it can establish and foster a reputation in Western Europe as a leading provider of enterprise services and solutions.

    .  Foster a Reputation for Independence.   MOUNT10 intends to foster the
reputation and image in the storage and security industry of an independent organization firm dedicated to providing storage and security services and solutions to the enterprise data storage market only.

    .  Expand Through Targeted Acquisitions.   MOUNT10 intends to aggressively
seek out and acquire high quality independent consulting firms throughout Western Europe.

    . Leverage off its Core Competence to Develop an E-Platform Solution. MOUNT10 has a unique standing in Central Europe due to its experience and reputation in the date storage industry. Data storage and security are key elements in the Internet age and MOUNT10's core competence in this area provides it with an advantage in designing, developing and operating application infrastructure and managed web sites. MOUNT10 intends to leverage off it reputation and success in the data storage and security industry to develop and market an e-platform solution to its clientele.



     Peter Zurbruegg becomes new New Chief Executive Officer

Peter Zurbruegg, formerly was Vice President at UBS (Union Bank of Switzerland) where he was responsible for distributed systems, joined the Company as its new Chief Executive Officer as of July 1, 2000. Mr. Zurbruegg joined MOUNT10 to oversee the integration and management of the proposed merger with Mount10, an internet application infrastructure and web hosting provider. Stephan Isenschmid, co-founder of MOUNT10 and its former CEO, continues to serve the company as a board member and strategic advisor.



     Multicom Acquisition

On May 1, 2000 MOUNT10 acquired 100% of Multicom, a Finnish Company, in a combined share and cash transaction. The acquisition of Multicom Software gives MOUNT10's software business direct access to the northern European market. Multicom is a system management software provider and a data and information management consultant. For years Multicom Software has also been a value-added reseller of the back-up software products of MOUNT10's recently acquired subsidiary, HICOMP Software Systems, of Hamburg, Germany. Multicom's staff of 13 engineers and professionals has used HICOMP's Hiback and Hibars products to successfully implement comprehensive solutions in the data security sector.



     Merger of MOUNT10, Inc. and Mount10.com Holding AG



In July 2000, MOUNT10, Inc. and Mount10.com Holding AG, a Swiss stock company engaged in the business of data storage and web hosting, entered into a Merger Agreement pursuant to which Mount10.com Holding AG will acquire MOUNT10, Inc. in a stock for stock exchange. In the merger transaction, each common share of MOUNT10, Inc. will automatically convert at the time of merger into the capital shares of Mount10.com Holding AG. Pursuant to the Merger Agreement, the shareholders of MOUNT10, Inc. will hold as a group after the consummation of the merger approximately 80% of the outstanding capital shares of Mount10.com Holding AG and the pre-merger shareholders of Mount10.com Holding AG will hold approximately 20% of the capital shares of Mount10.com Holding AG. The consummation of the merger is subject to the approval of the Merger Agreement by the shareholders of MOUNT10, Inc. The merger is expected to be consummated in the first quarter 2001.

Mount10.com Holding AG is a Swiss stock company engaged in the business of protecting strategic data from manipulation, loss unauthorized access and damage by external or hostile groups and individuals. Mount10.com Holding AG operates its own data center in a high-security, underground vault. The vault is located in the heart of the Swiss Alps and embedded in an operational defense force facility. The vault is designed to withstand risks to the security of the customers data during peace and times of war. MOUNT10, Inc.'s Chairman of the Board and President, Adrian Knapp, and Director, Stephan Isenschmid, each own approximately 16.3% of Mount10.com Holding AG.

     Public Offering

In February 2000, MOUNT10 conducted a public offering of 800,000 shares of its common stock, at an offering price 21.00 ($20.54) per share on the Frankfurt Stock Exchange, "Neuer Markt".

     Hicomp Acquisition

On April 19, 1999, MOUNT10, Inc. acquired Hicomp Software Systems GmbH, a German software company. Based on the Sale and Assignment of Business Shares entered into on December 21, 1998 between MOUNT10, Inc. and Mr. Uwe Hinrichs, the president and sole shareholder of Hicomp, MOUNT10 issued 420,000 shares of common stock in exchange for all of the outstanding capital shares of Hicomp.

Currency Exchange Rates. MOUNT10 regularly enters into contracts payable in
-----------------------
EURO, Swiss Francs, German Marks, Fin Marks and Austrian Schillings.

Although MOUNT10 reports its results in US Dollars, virtually all of its sales are denominated in other currencies, primarily, Swiss Francs and German Marks, EURO and, to a lesser extent, the Austrian Schillings, Fin Marks, and EURO. A significant amount of MOUNT10's cost of sales (i.e., hardware and software purchases) on the other hand, are denominated in US Dollars. Consequently, MOUNT10's cost of doing business is directly affected by any changes in the exchange rate between the US Dollar, on the one hand, and the Swiss Franc or German Mark, on the other hand. The financial position and results of operations of MOUNT10 and its foreign subsidiaries are measured using local currency as the functional currency. Assets and liabilities of MOUNT10 and its subsidiaries are translated at the exchange rate in effect at each year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from differences in exchange rates from period to period are included in the cumulative translation adjustment account in stockholders' equity.



RESULTS OF OPERATIONS

Nine Months Ended September 30, 2000 compared to Nine Months Ended September 30, 1999

Net Revenue. During the nine months ended September 30, 2000, the Company had
-----------
net revenue of $25,803,827, which amounts to an increase of 3.6% over the net revenue of $24,905,521 during the prior year period. The small increase in net revenue is due to the stronger US Dollar compared to the prior year period. During the nine months ended September 30, 2000, the Company had net revenue of EURO 27,455,381, which amounts to an increase of 18.6% over the net revenue of EURO 23,146,955 during the prior year period. MOUNT10 acquired Hicomp on April 19, 1999 and Multicom Software on May 1, 2000. Hicomp has been included in the consolidated operating results for period subsequent to April 18, 1999. Multicom has been included in the consolidated operating results for period subsequent to May 1, 2000.

     Sales of solutions increased 3.2% (increase in EURO 17.9.%) during the nine months ended September 30, 2000 over the prior year period reaching $22,463,357 (EURO 23,899,814) as compared to $21,772,465 (EURO 20,270,849).
Sales of solutions consist of revenue from the resale of hardware and software components along with associated consulting services. Sales of services increased 6.6% (increase in EURO 23.6%) during the nine months ended September 30, 2000 reaching $3,340,470 (EURO 3,555,567) as compared to $3,133,056 (EURO
2,876,106) for the prior year period. Sales of services consist of revenue from stand-alone consulting and integration services. The increase in sales of services is a result of the marketing efforts in the second quarter of 2000.

Cost of Sales.  During the nine months ended September 30, 2000, cost of sales
--------------
increased by 8.0% (in EURO increase 23.8%) to $17,884,103 (EURO 19,028,200)
compared to $16,561,361 (EURO 15,373,945) for the prior year period, representing 79.6% (in EURO 79.6%) and 76.1% (in EURO 75.8%), respectively, of the total revenue from the sale of solutions. Cost of sales consists exclusively of the cost of software and hardware acquired for resale.

Gross Profit.  MOUNT10's gross profit margin for the nine months ended September
------------
30, 2000 was 30.7% (in EURO 30.7%) compared to 33.5% (in EURO 33.6%) for the prior year period.

Selling, General, Administrative and Consulting Expenses.  MOUNT10's selling,
--------------------------------------------------------
general, administrative and consulting expenses as a percentage of net sales increased between the nine months ended September 30, 2000 (39.9%; in EURO 39.9%) compared to the prior year period (33.5%; in EURO 33.0%).

Net Income/(Loss). During the nine months ended September 30, 2000, MOUNT10 had
-----------------
a net loss of $4,605,371 (EURO 4,893,066) as compared to net loss of $1,668,247 (EURO 1,245,628) during the prior year period. Earnings before interest, taxes, depreciation and amortization for the nine months ended September 30, 2000 was $(2,380,205) as compared to earnings before interest, taxes, depreciation and amortization of $87,342 for the prior year period. The decrease in income is mainly attributable due to the amortization of goodwill involved with MOUNT10's acquisition of Multicom in May 2000 and Hicomp in April 1999.



Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Net Revenue.  During the three months ended September 30, 2000, the Company had
-----------
net revenue of $9,926,773, which amounts to an increase of 19.0% over the net revenue of $8,341,545 during the prior year period. During the three months ended September 30, 2000, the Company had net revenue of EURO 10,648,155, which amounts to an increase of 31.7% over the net revenue of EURO 8,084,831 during the prior year period. MOUNT10 acquired Hicomp on April 19, 1999 and Hicomp has been included in the consolidated operating results for period subsequent to April 19, 1999. MOUNT10 acquired Multicom on May 1, 2000 and Multicom has been included in the consolidated operating results for period subsequent to May 1, 2000.

     Sales of solutions increased 13.4% (increase in EURO 25.7.0%) during the three months ended September 30, 2000 over the prior year period reaching $8,419,087 (EURO 9,042,607) as compared to $7,421,082 (EURO 7,190,643). Sales of solutions consist of revenue from the resale of hardware and software components along with associated consulting services. Sales of services increased 63.8% (increase in EURO 68.6%) during the three months ended September 30, 2000 reaching $1,507,686 (EURO 1,605,548) as compared to $920,463 (EURO 894,188) for the prior year period. Sales of services consist of revenue from stand-alone consulting and integration services. The increase in sales of services is a result of the marketing efforts in the second quarter of 2000.


Cost of Sales.  During the three  months ended September 30, 2000, cost of sales
--------------
increased by 30.5% (in EURO increase 45.9%) to $7,652,590 (EURO 8,219,027)
compared to $5,862,695 (EURO 5,631,521) for the prior year period, representing 90.9% (in EURO 90.9%) and 79.0% (in EURO 78.3%), respectively, of the total
revenue from the sale of solutions.   Cost of sales consists exclusively of the
cost of software and hardware acquired for resale.

Gross Profit.  MOUNT10's gross profit margin for the three  months ended
------------
September 30, 2000 was 22.9% (in EURO 22.8%) compared to 29.7% (in EURO 30.3%) for the prior year period.

Selling, General, Administrative and Consulting Expenses.  MOUNT10's selling,
--------------------------------------------------------
general, administrative and consulting expenses as a percentage of net sales increased between the three months ended September 30, 2000 (37,7%; in EURO 37.6%) compared to the prior year period (38.3%; in EURO 38.1%).

Net Income/(Loss). During the three  months ended September 30, 2000, MOUNT10
-----------------
had a net loss of $2,146,055 (EURO 2,314,766) as compared to net loss of $1,417,387 (EURO 1,101,802) during the prior year period. Earnings before interest, taxes, depreciation and amortization for the three months ended September 30, 2000 was $(1,466,875) , which amounts to an decrease of 217.8% over earnings before interest, taxes, depreciation and amortization of $(750,994) for the prior year period. The decrease in income is mainly attributable due to the amortization of goodwill involved with MOUNT10's acquisition of Multicom in May 2000 and Hicomp in April 1999.

LIQUIDITY AND FINANCIAL CONDITION

MOUNT10's historical working capital requirements include the financing of all costs involved in the design, implementation and sale of information systems. MOUNT10 generally contracts to deliver information systems, including all hardware and software, on a turn-key basis based on fixed price contracts. Consistent with industry practice, MOUNT10 generally is not able to obtain significant up-front or progress payments on its contracts providing for the design, implementation and sale of information systems. Accordingly, MOUNT10 is generally required to finance its clients' contracts, including the purchase of the hardware and software components of the information systems. As of September 30, 2000, MOUNT10 had established short-term overdraft facilities under which MOUNT10 and its subsidiaries could borrow up to $1,486,900. Amounts drawn down under these facilities are due on demand and collateralized by MOUNT10's investments in Mount10 Schweiz AG and Mount10 Deutschland GmbH. MOUNT10 has been successful to date in securing extensions on its lines for purposes of financing certain client contracts and in the most recent months, however there can be no assurance that MOUNT10 will continue to do so in the future.

As of September 30, 2000, MOUNT10 had a working capital of approximately $825,934, compared to a working capital deficit of $7,453,421 as of December 31, 1999. In October 2000, the Company acquired approximately EURO 7,995,000 of additional capital through its private placement sale of 195,000 shares of common stock at a price of EURO 41 per share. In February 2000 MOUNT10 completed a secondary public offering of 800,000 common shares at 21.00 ($20.54) per share on the Frankfurt Stock Exchange, "Neuer Markt". The net proceeds in that offering were approximately $14,200,000. During fiscal 1999, MOUNT10 supplemented its working capital with a series of short term loans in the total aggregate amount of $3,700,000, including an advance of $767,521 and $314,090 from MOUNT10's Chairman of the Board and President, Adrian Knapp and MOUNT10's Director Stephan Isenschmid, respectively. MOUNT10 applied approximately $3,700,000 of the net proceeds from its secondary public offering towards the repayment of the short term loans and the repayment of $2,100,000 of bank indebtedness under its short-term overdraft facilities.

MOUNT10 believes that the proceeds from its October 2000 private placement, together with its existing capital resources, will be sufficient to meet its capital requirements and finance its continued growth during the remainder of fiscal year 2000. However, MOUNT10 believes it will require additional financing during fiscal 2001 in order to expand its revenue base and product line. However, it is impossible to predict right now how much capital MOUNT10 will need or when it will need it.


FORWARD LOOKING STATEMENTS

This Form 10-QSB contains certain forward-looking statements that are based on MOUNT10's beliefs as well as assumptions made by and information currently available to MOUNT10. When used herein, the words "believe," "expect," "anticipate," "estimate" and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks, uncertainties and assumptions, including (i) the intense competition in MOUNT10's industry; (ii) future developments and changes in prevailing technologies and standards in the data storage industry; (iii) availability of additional capital as required; and (iv) general economic conditions. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, or projected. MOUNT10 caution shareholders of MOUNT10 and potential investors not to place undue reliance on any such forward-looking statements, all of which speak only as of the date made.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

         In 1999, Mount10 engaged a Swiss software development company to design, implement and maintain a company-wide enterprise resource planning solution for MOUNT10. The system was to be completed in January 2000, however in April 2000 MOUNT10 served notice that it would refuse to accept the system due to problems that materially impaired the systems's quality of operation. The software supplier has served MOUNT10 with notice of its intent to sue MOUNT10 for the remaining $500,000 owed the supplier under its contract with MOUNT10. Mount10 believes that the supplier has breached the contract and, therefore, MOUNT10 is not obligated to pay the supplier any additional amounts under the contract. If the supplier institutes legal action, MOUNT10 intends to counter-claim for damages in excess of $1,000,000, representing payments made to the supplier, additional costs incurred by MOUNT10 in connection with the supplier's activities and damages incurred by MOUNT10 due to the supplier's failure to deliver the promised operating system by the required due date.


Item 2.  Changes in Securities.
         ---------------------

                 In October 2000, the Company conducted the private placement sale of 195,000 shares of its common stock, at a price of EURO 41 per share, to approximately five investors. The gross proceeds to the Company were approximately EURO 7,995,000.

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

                                          MOUNT10, Inc.
                                          (Registrant)


Dated:  November 14, 2000                 By:  /s/ MARKUS BERNHARD
                                              ---------------------
                                              Markus Bernhard
                                              Chief Financial Officer